Form 10-Q
period 1999-06-30
INET TECHNOLOGIES INC
filed 1999-08-12
CIK 1065351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 0-24707

                             INET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               75-2269056
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)


                        1255 West 15th Street, Suite 600
                               Plano, Texas 75075
                    (Address of principal executive offices)
                                   (Zip code)



                                 (972) 578-6100
              (Registrant's telephone number, including area code)


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Number of shares of common stock of registrant outstanding at August 10, 1999:
45,169,309

                             INET TECHNOLOGIES, INC.
                                      INDEX



                                                                                                    Page No.
                                                                                                    --------
Part I - Financial Information (Unaudited)
         Item 1. Financial Statements
                  Consolidated Balance Sheets ...................................................         3
                  Consolidated Statements of Income .............................................         5
                  Consolidated Statements of Stockholders' Equity................................         6
                  Consolidated Statements of Cash Flows..........................................         7
                  Notes to Consolidated Financial Statements ....................................         8
         Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................         12
Part II - Other Information
         Item 2.  Changes in Securities and Use of Proceeds .....................................         23
         Item 4.  Submissions of Matters to a Vote of Security Holders ..........................         23
         Item 6.  Exhibits and Reports on Form 8-K...............................................         23
Signatures ......................................................................................         24
Exhibit 27        Financial Data Schedules (for SEC information only)

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)
                                   (Unaudited)


                                                          June 30,    December 31,
                                                            1999          1998
                                                          --------    -----------
ASSETS

Current assets
    Cash and cash equivalents                             $107,878      $ 21,914
    Trade accounts receivable (net of allowance
         for doubtful accounts of  $898 and $659
         at June 30, 1999 and December 31, 1998,
         respectively)                                      14,303        22,073
    Unbilled receivables                                     2,347         1,602
    Income tax receivable                                    1,229            --
    Inventories                                              7,375         7,592
    Deferred income taxes                                      957         2,568
    Other current assets                                     1,505         1,248
                                                          --------      --------
         Total current assets                              135,594        56,997


Property and equipment, net                                  8,953         8,394


Other assets                                                   270           117
                                                          --------      --------
                                                          $144,817      $ 65,508
                                                          ========      ========


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
              (In thousands, except par value and number of shares)
                                   (Unaudited)


                                                               June 30,     December 31,
                                                                 1999           1998
                                                              ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $   1,736      $   1,858
  Accrued compensation and benefits                               2,715          2,159
  Deferred revenue                                               26,671         13,073
  Income tax payable                                                 --            878
  Other accrued liabilities                                         847            716
                                                              ---------      ---------
      Total current liabilities                                  31,969         18,684

Deferred tax liabilities                                             --             11

Commitments

Stockholders' equity
  Common stock, $.001 par value:
     Authorized shares - 175,000,000
     Issued shares - 44,941,009 at June 30, 1999 and
     40,934,422 at December 31, 1998                                 45             41
   Additional paid-in capital                                    57,089          1,236
   Unearned compensation                                           (350)          (464)
   Retained earnings                                             56,064         46,217
   Treasury stock, no common shares at June 30,
     1999, and 38,842 at December 31, 1998, at cost                  --           (217)
                                                              ---------      ---------
        Total stockholders' equity                              112,848         46,813
                                                              ---------      ---------

                                                              $ 144,817      $  65,508
                                                              =========      =========

See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three months ended        Six months ended
                                                         June 30,                June 30,
                                                   -------------------     -------------------
                                                     1999        1998        1999        1998
                                                   -------     -------     -------     -------
Revenues                                           $25,776     $18,653     $49,015     $34,165
Cost of revenues                                     7,639       5,067      14,764       9,613
                                                   -------     -------     -------     -------

      Gross profit                                  18,137      13,586      34,251      24,552

Operating expenses:
   Selling and marketing                             2,835       2,118       5,793       3,792
   General and administrative                        2,123       1,613       4,153       3,257
   Research and development                          5,531       3,511      10,383       6,710
                                                   -------     -------     -------     -------
                                                    10,489       7,242      20,329      13,759
                                                   -------     -------     -------     -------

      Income from operations                         7,648       6,344      13,922      10,793

Other income                                           674         197         997         322
                                                   -------     -------     -------     -------

      Income before provision for income taxes       8,322       6,541      14,919      11,115

Provision for income taxes                           2,829       2,330       5,072       3,867
                                                   -------     -------     -------     -------

Net income                                         $ 5,493     $ 4,211     $ 9,847     $ 7,248
                                                   =======     =======     =======     =======

Basic net income per common share                  $  0.13     $  0.10     $  0.24     $  0.18
                                                   =======     =======     =======     =======

Diluted net income per common share                $  0.12     $  0.10     $  0.23     $  0.17
                                                   =======     =======     =======     =======

Weighted average shares outstanding
        Basic                                       42,389      40,874      41,646      40,868
                                                   =======     =======     =======     =======
        Diluted                                     44,126      42,277      43,401      42,276
                                                   =======     =======     =======     =======


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except number of shares)
                                   (Unaudited)



                                       Common Stock        Additional                              Treasury Stock        Total
                                  ----------------------    Paid-in     Unearned      Retained  ---------------------  Stockholders'
                                    Shares      Amount      Capital   Compensation    Earnings    Shares     Amount       Equity
                                  ----------  ----------  ----------  ------------  ----------  ---------  ----------  -------------
Balance at December 31, 1998 ...  40,934,422  $       41  $    1,236    $    (464)  $   46,217     38,842  $     (217)  $   46,813
  Issuance of common stock
  for cash in initial
  public offering, net of
  offering expenses of
  $1,211 .......................   3,802,637           4      55,731           --           --    (38,842)        217       55,952
     Issuance of common stock
  upon exercise of employee
  stock options ................     203,950          --         122           --           --         --          --          122
  Net income and
  comprehensive income .........          --          --          --           --        9,847         --          --        9,847
  Stock option compensation ....          --          --          --          114           --         --          --          114
                                  ----------  ----------  ----------    ---------   ----------  ---------  ----------   ----------
Balance at June 30, 1999 .......  44,941,009  $       45  $   57,089    $    (350)  $   56,064         --  $       --   $  112,848
                                  ==========  ==========  ==========    =========   ==========  =========  ==========   ==========


See accompanying notes to financial statements.

                            INET TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 Six months ended
                                                                     June 30,
                                                            ------------------------
                                                               1999           1998
                                                            ---------      ---------
Cash flows from operating activities:
   Net income                                               $   9,847      $   7,248
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                               1,941          1,139
     Deferred income taxes                                      1,508           (848)
     Stock option compensation expense                            114            112
     Changes in assets and liabilities:
       Decrease in trade accounts receivable                    7,770          4,394
       (Increase) decrease in unbilled receivables               (745)         3,147
       Increase in taxes receivable                            (1,229)            --
       (Increase) decrease in inventories                         217           (316)
       (Increase) decrease in other assets                       (318)           640
       Increase (decrease) in accounts payable                   (122)           485
       Increase (decrease) in accrued
         compensation and benefits                                556           (195)
       Decrease in taxes payable                                 (878)          (681)
       Increase in deferred revenue                            13,598          3,241
       Increase in accrued liabilities                            131            795
                                                            ---------      ---------
Net cash provided by operations                                32,390         19,161

Cash flows from investing activities:
   Purchases of property and equipment                         (2,500)        (2,171)
                                                            ---------      ---------
Net cash used by investing activities                          (2,500)        (2,171)

Cash flows from financing activities:
   Proceeds from issuance of common stock in
       initial public offering, net                            55,952             --
   Proceeds from issuance of common stock
       upon exercise of stock options                             122             --
   Proceeds from issuance of common stock                          --            106
                                                            ---------      ---------
Net cash provided by financing activities                      56,074            106
                                                            ---------      ---------

Net increase in cash and cash equivalents                      85,964         17,096
Cash and cash equivalents at beginning of period               21,914          3,386
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $ 107,878      $  20,482
                                                            =========      =========

Supplemental disclosures:

Taxes paid                                                  $   6,087      $   4,320


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    Note 1 - Summary of Significant Accounting Policies

             The Company

             Inet Technologies, Inc. (the "Company" or "Inet") provides solutions that enable telecommunications carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage telephone calls. The Company's products also address the fundamental business needs of telecommunications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced call routing. The Company provides these comprehensive solutions primarily through its GeoProbe and Spectra product offerings.

             Consolidation

             The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

             Unaudited Interim Financial Statements

             The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 1998, included in the Form S-1 registration statement (Reg. No. 333-59753). Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

             Cash and Cash Equivalents

             All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value. At June 30, 1999 and December 31, 1998, all cash equivalents were invested with a nationally recognized financial institution.

             Inventories

             Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 1999 and December 31, 1998, inventories consisted of the following:

                                                                                    June 30,        December 31,
                                                                                     1999               1998
                                                                                --------------     -------------
                                                                                         (in thousands)
               Raw materials..............................................      $        2,306     $       1,895
               Work-in progress...........................................                 996             2,289
               Finished goods.............................................               4,073             3,408
                                                                                --------------     -------------
                                                                                $        7,375     $       7,592
                                                                                ==============     =============

             Revenue Recognition

             Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, which did not require a significant change to the Company's revenue recognition policies.

             The Company derives revenues from the sale of products and related product installation, integration and post-contract support services to the telecommunications industry. Product revenues are generally recognized in the period the Company has completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable by the Company's management. When the Company has significant obligations subsequent to shipment (e.g., installation and system integration), revenues are not recognized prior to the time the system has been delivered and installed at the customer's premises and there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred.

             The Company provides its customers with post-contract support services, which generally consist of bug fixing and telephone access to the Company's technical personnel, but may also include the right to receive unspecified product updates, upgrades, and enhancements. Revenue from these services, including product support services included in initial licensing fees, is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value determined using vendor-specific objective evidence ("VSOE").

             Deferred revenue primarily represents amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

             In December 1998, SOP 98-9, Modification of SOP 97-2, `Software Revenue Recognition' with Respect to Certain Transactions, was released. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is VSOE of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

             The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for the Company's fiscal year beginning January 1, 2000. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

             Accounting Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


    Note 2 - Initial Public Offering

             In June 1999, the Company completed the initial public offering of its Common Stock. The Company issued 3,841,479 shares of its Common Stock at an initial public offering price of $16.00 per share. Net proceeds to the Company, after deduction of the underwriting discount and estimated expenses, were approximately $55.9 million.

   Note 3 -  Earnings Per Share

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                            Three months ended       Six months ended
                                                  June 30,                June 30,
                                            -------------------     -------------------
                                              1999        1998        1999        1998
                                            -------     -------     -------     -------
Numerator for basic and diluted
 earnings per share:
  Net income                                $ 5,493     $ 4,211     $ 9,847     $ 7,248
                                            =======     =======     =======     =======

Denominator:
  Denominator for basic earnings per
  weighted average share                     42,389      40,874      41,646      40,868

  Effect of dilutive securities:
    Employee stock options                    1,737       1,403       1,755       1,408
                                            -------     -------     -------     -------

Denominator for diluted earnings per
 share-adjusted weighted-average shares
 for assumed conversion                      44,126      42,277      43,401      42,276
                                            =======     =======     =======     =======

Basic earnings per share                    $  0.13     $  0.10     $  0.24     $  0.18
                                            =======     =======     =======     =======

Diluted earnings per share                  $  0.12     $  0.10     $  0.23     $  0.17
                                            =======     =======     =======     =======



   Note 4 -  Comprehensive Income

             In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. FASB Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and was effective for the Company beginning January 1, 1998. For all periods presented, the Company had no components of comprehensive income other than net income.


   Note 5 -  Segment Information

             The Company operates in a single industry segment, providing telecommunications equipment, software, and associated services, and markets its products through its sales personnel and certain foreign distributors. As a result, the financial information disclosed herein represents all material financial information related to the Company's principal operating segment. The distribution of the Company's revenues as a percent of total revenues is as follows:

                            Three months ended       Six months ended
                                  June 30,               June 30,
                            ------------------      ------------------
                             1999        1998        1999       1998
                            ------      ------      ------      ------
United States                 45.1%       62.3%       48.6%       50.5%
Export:
  Asia Pacific Region          3.0        11.3         3.9         9.1
  Europe                      47.3        23.5        42.8        34.9
  Other                        4.6         2.9         4.7         5.5
                            ------      ------      ------      ------
     Total export sales       54.9        37.7        51.4        49.5
                            ------      ------      ------      ------
                             100.0%      100.0%      100.0%      100.0%
                            ======      ======      ======      ======

The Company has no significant long-lived assets deployed outside of the United States.

   Note 6 -  New Accounting Standards

             In June 1998, the FASB issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company has chosen not to adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             FORWARD - LOOKING STATEMENTS

             This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, changes in product demand, the availability of products, changes in competition, foreign risks, economic conditions, risks associated with Year 2000 issues, changes in tax risks, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

             The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's Prospectus filed May 26, 1999. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

             OVERVIEW

             Inet provides solutions that enable telecommunications carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage telephone calls. Inet's products also address the fundamental business needs of telecommunications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced call routing. Inet provides these comprehensive solutions primarily through its GeoProbe and Spectra product offerings.

             The GeoProbe system provides real-time monitoring of Common Channel Signaling System #7 ("SS7") networks and serves as an open platform for business applications developed by Inet, its customers or third parties. GeoProbe's monitoring applications enable early warning of network faults, collection of statistics for performance evaluation, real-time call tracing and troubleshooting. GeoProbe's associated business applications provide fraud detection tools, reconciliation of billing between carriers, service quality reports and marketing data. The Spectra product can be integrated within the GeoProbe platform or used on a stand-alone basis to provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks.

             Inet was founded in 1989, and during the early stages of its operations it focused primarily on developing and selling diagnostic tools that addressed a predecessor to the SS7 signaling protocol. As the telecommunications industry increasingly adopted SS7, the Company shifted its focus to developing and deploying SS7-based solutions as well as broadening its product offerings. Spectra was first introduced in December 1990 and is currently in its ninth generation release. Beginning in 1993, the Company focused a significant portion of its product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of GeoProbe in late 1995. The Company continues to focus significant resources on the development of enhancements to Spectra and enhancements and add-on applications to GeoProbe.

             Historically, the Company has generated substantially all of its revenues from Spectra and GeoProbe. As a result, factors adversely affecting GeoProbe and Spectra, such as the condition of the telecommunications market, competition, technological change and disputes regarding proprietary rights utilized in these products, would have a material adverse effect on the pricing of and demand for these products. Revenues attributable to Spectra represented a majority of total revenues in 1997. Revenues attributable to GeoProbe represented a majority of total revenues in 1998. Although Inet expects Spectra revenues to continue to represent a significant portion of total revenues for the foreseeable future, Spectra sales are expected to continue to decline as a percentage of total revenues as a result of increasing sales of GeoProbe. The remaining revenues are derived from sales of other products and training, warranty and support services related to the Company's products.

             RESULTS OF OPERATIONS

             The following table sets forth, for the periods presented, certain data derived from the Company's unaudited consolidated statements of income as a percentage of revenues. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future periods.

                                              Three months ended       Six months ended
                                                  June 30,                 June 30,
                                              ------------------      -----------------
                                              1999        1998        1999        1998
                                              -----       -----       -----       -----
Revenues                                      100.0%      100.0%      100.0%      100.0%
Cost of revenues                               29.6        27.2        30.1        28.1
                                              -----       -----       -----       -----
   Gross profit                                70.4        72.8        69.9        71.9
                                              -----       -----       -----       -----
Operating expenses:
    Sales and marketing                        11.0        11.4        11.8        11.1
    General and administrative                  8.2         8.6         8.5         9.5
    Research and development                   21.5        18.8        21.2        19.7
                                              -----       -----       -----       -----
         Total operating expenses              40.7        38.8        41.5        40.3
                                              -----       -----       -----       -----
Income from operations                         29.7        34.0        28.4        31.6
Other income                                    2.6         1.1         2.0         0.9
                                              -----       -----       -----       -----
Income before provision for income taxes       32.3        35.1        30.4        32.5
Provision for income taxes                     11.0        12.5        10.3        11.3
                                              -----       -----       -----       -----
Net income                                     21.3%       22.6%       20.1%       21.2%
                                              =====       =====       =====       =====


             REVENUES

             The Company's revenues were $25.8 million for the three months ended June 30, 1999, an increase of 38.2% over the $18.7 million reported for the three months ended June 30, 1998. For the six months ended June 30, 1999, revenues increased 43.5% to $49.0 million from $34.2 million reported for the six months ended June 30, 1998. The growth in revenues is primarily due to an increase in unit sales during the three- and six-months ended June 30, 1999. For the six months ended June 30, 1999 international revenues accounted for 51.4% of total revenues compared to 49.5% for the six months ended June 30, 1998. Revenues from sales other than Spectra and GeoProbe collectively accounted for less than 10% of total revenues in these periods. The Company anticipates revenues from GeoProbe and Spectra will comprise the majority of revenues for the remainder of 1999. The Company anticipates that in the future, individual, large sales may represent a large percentage of total revenues. Accordingly, the deferral or loss of one or more significant sales could materially adversely affect operating results in a period, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

             COST OF REVENUES

             Cost of revenues consists primarily of hardware expenses and personnel costs related to the manufacturing, installation, and support of the Company's products. For the three months ended June 30, 1999, cost of revenues increased 50.8% to $7.6 million from $5.1 million for the three months ended June 30, 1998. The increase in dollars resulted primarily from additional hardware of $700,000 due to increased units sold, related installation expenses of $500,000 and additional support expenses of $700,000 related to servicing the Company's growing installed customer base. Cost of revenues represented 29.6% and 27.2% of revenues in the three months ended June 30, 1999 and 1998, respectively. The increase in cost of revenues as a percent of revenues was primarily due to the increase in support services expense.

             Cost of revenues of $14.8 million for the six months ended June 30, 1999 increased 53.6% in comparison to $9.6 million for the six months ended June 30, 1998. The increase in dollars resulted primarily from additional hardware of $2.9 million due to increased units sold, related installation expenses of $500,000, and additional support expenses of $1.4 million. Costs of revenues represented 30.1% and 28.1% of revenues for the six months ended June 30, 1999 and 1998, respectively. The increase in cost of revenues as a percent of net revenues was primarily due to the increase in support services expense. The Company believes that for at least the remainder of 1999, cost of revenues should not vary significantly as a percentage of revenues from the level experienced in the six months ended June 30, 1999.

             OPERATING EXPENSES

                  SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing, distributor commissions and expenses of trade shows and advertising. Such expenses increased 33.8% to $2.8 million in the three months ended June 30, 1999 from $2.1 million in the three months ended June 30, 1998. The increase in dollars was primarily related to increased staffing and related costs of approximately $500,000. Sales and marketing expenses as a percentage of revenues were 11.0% and 11.4% in the three months ended June 30, 1999 and 1998, respectively.

             For the six months ended June 30, 1999, sales and marketing expenses were $5.8 million, an increase of 52.8% from $3.8 million for the comparable prior year period. The increase in dollars was primarily related to increased staffing and related costs of approximately $1.0 million and expenses of approximately $400,000 associated with the expansion of international sales activities. Sales and marketing expenses as a percentage of revenues were 11.8% and 11.1% in the six months ended June 30, 1999 and 1998, respectively. The Company believes that sales and marketing expenses will increase in dollars for the remainder of 1999 due to planned expansion of its domestic and international sales efforts and related expenses.

                  GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of personnel, facilities and other costs of the finance, administrative and executive departments of the Company as well as fees and expenses associated with legal and accounting requirements. Such expenses increased 31.6% to $2.1 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. The increase in dollars was primarily related to increased staffing and related costs of approximately $600,000 associated with the growth of the Company's business. General and administrative expenses as a percentage of revenues were 8.2% and 8.6% in the three months ended June 30, 1999 and 1998, respectively.

             For the six months ended June 30, 1999, general and administrative expenses were $4.2 million, an increase of 27.5% from $3.3 million for the comparable prior year period. The increase in dollars was primarily related to increased staffing and related costs of approximately $900,000. General and administrative expenses as a percentage of revenues were 8.5% and 9.5% in the six months ended June

             30, 1999 and 1998, respectively. The Company anticipates that general and administrative expenses will continue to increase in absolute dollars as the Company continues to accommodate its growth and adds related infrastructure.

                  RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salaries and other compensation expenses associated with the Company's research and development activities. Such expenses increased 57.5% to $5.5 million for the three months ended June 30, 1999 from $3.5 million for the three months ended June 30, 1998. The increase in dollars was primarily due to additional staffing and related personnel costs of $1.9 million. Research and development expenses as a percentage of revenues were 21.5% and 18.8% in the three months ended June 30, 1999 and 1998, respectively.

             For the six months ended June 30, 1999, research and development expenses were $10.4 million, an increase of 54.7% from $6.7 million for the comparable prior year period. The increase in dollars was primarily due to additional staffing and related personnel costs of $3.6 million. Research and development expenses as a percentage of revenues were 21.2% and 19.7% in the six months ended June 30, 1999 and 1998, respectively. The Company expects that research and development expenses in future periods will increase in absolute dollars as these investments are crucial to the Company's ability to evolve its technologies and expand its product offerings to meet its customers' needs.

             In accordance with SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of the Company`s products and their general release have substantially coincided or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and the Company has not capitalized any software development costs.

             OTHER INCOME (EXPENSE)

             Other income increased to $674,000 for the three months ended June 30, 1999 from $197,000 for the three months ended June 30, 1998. Other income increased to $997,000 for the six months ended June 30, 1999 from $322,000 for the six months ended June 30, 1998. For both the three and six months ended June 30, 1999, the increase resulted from increased interest earned on higher balances of cash and cash equivalents resulting from increased cash flows from operations and the proceeds from the Company's initial public offering completed in June 1999. Proceeds from the offering were approximately $55.9 million in cash, net of underwriting discounts, commissions and other offering costs.

             PROVISION FOR INCOME TAXES

             The Company recorded income tax expense of $2.8 million and $2.3 million in the three months ended June 30, 1999 and 1998, respectively. The Company's effective income tax rates were 34.0% and 35.6% for the three months ended June 30, 1999 and 1998, respectively. The Company recorded income tax expense of $5.1 million and $3.9 million in the six months ended June 30, 1999 and 1998, respectively. The Company's effective income tax rates were 34.0% and 34.8% for the six months ended June 30, 1999 and 1998, respectively.

             LIQUIDITY AND CAPITAL RESOURCES

             Since inception, the Company has funded its operations and met its capital expenditure requirements primarily through cash flows from operations and bank borrowings. In June 1999, the Company completed its initial public offering and issued 3,841,479 shares of its Common Stock at a price of $16.00 per share. The Company received approximately $55.9 million in cash, net of underwriting discounts, commissions, and other offering costs. The Company had working capital of $103.6 million at June 30, 1999, compared with $38.3 million at December 31, 1998. At June 30, 1999, the Company had $107.9
             million in cash and cash equivalents, an increase of $86.0 million from $21.9 million in cash and cash equivalents at December 31, 1998.

             The Company currently maintains a $10.0 million revolving credit facility with a commercial bank that expires in June 2000. Up to $5.0 million of the credit facility may be used to issue letters of credit. At the Company's option, borrowings under the credit facility bear interest at either (i) the bank's prime rate less up to 0.50% or (ii) the London interbank offered rate ("LIBOR"), as adjusted to meet specified Federal Reserve requirements with respect to Eurocurrency liabilities, plus up to 1.50%. The credit facility is secured by all of the Company's accounts receivable, inventory, property, equipment, and investments and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The credit facility restricts the payment of cash dividends without the bank's consent and requires the payment of a commitment fee equal to 0.125% of the unused portion of the facility. At June 30, 1999, no amounts were outstanding under the credit facility, and the amounts available to the Company, after considering outstanding letters of credit, were $9.97 million.

             Net cash provided by operating activities was $32.4 million for the six months ended June 30, 1999, compared to $19.2 million during the same period of 1998. Net cash provided by operating activities resulted primarily from increased levels of income from operations, decreased trade accounts receivable, and increased levels of deferred revenue due to amounts billed to customers pursuant to terms specified in the contracts but for which revenues have not been recognized.

             Net cash used by investing activities was $2.5 million for the six months ended June 30, 1999, compared to $2.2 million during the same period of 1998. Net cash used by investing activities was primarily related to purchases of property and equipment.

             Net cash provided by financing activities was $56.1 million for the six months ended June 30, 1999, compared to $106,000 during the same period of 1998. The increase in net cash provided by financing activities resulted primarily from proceeds from the Company's initial public offering of 3,841,479 shares of its Common Stock for which the Company received approximately $55.9 million in cash, net of underwriting discounts, commissions and other offering costs.

             At June 30, 1999, the Company did not have any material commitments for capital expenditures. The Company may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand the Company's business and product offerings. Any material acquisition or joint venture could result in a decrease in the Company's working capital, depending on the amount, timing and nature of the consideration to be paid. Absent any acquisitions, the Company anticipates that current cash balances, potential cash flows from operations and available borrowings under the revolving credit facility will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require the Company to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

             YEAR 2000 COMPLIANCE

             The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many customers and potential customers may also defer installing or purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potential deferred sales. Conversely, Year 2000 issues may cause other companies to accelerate installations or purchases, thereby causing an increase in short-term revenues and a consequent decrease in long-term revenues from products. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs and as a result consider switching to other systems or suppliers. These Year 2000 issues could materially adversely affect the Company's business, financial condition and results of operations.

             The Company has reviewed its products offered to customers, and believes that the versions currently offered to customers are Year 2000 compliant. Certain earlier versions of its Spectra product are not Year 2000 compliant, and the Company has developed and is offering upgrades to customers that would bring such earlier versions into compliance with Year 2000 requirements. Nonetheless, there can be no assurance that the Company's products, particularly when such products incorporate third-party software, contain all date code changes necessary to ensure Year 2000 compliance. Although the Company has not experienced any Year 2000 related product liability claims or lawsuits to date, the sale and support of products that are not Year 2000 compliant entail the risk of such claims and lawsuits. The Company's defense against any future lawsuits, regardless of their merit, could result in substantial expense to the Company as well as the diversion of management time and attention. In addition, Year 2000 product liability claims, regardless of the merit or eventual outcome of such claims, could affect the Company's business reputation and its ability to retain existing customers or attract new customers which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

             In addition, an inventory and analysis of internal management and other information systems has been performed and the Company has determined that it will be required to upgrade certain portions of its computer hardware and software tools so that they will be Year 2000 compliant. These upgrades are being and will continue to be made in conjunction with the Company's overall information systems initiatives. In addition, the Company is contacting third-party vendors to ensure that any of their products that are incorporated into the Company's products, or currently in use by the Company, can adequately deal with the change in century. Areas being addressed include third-party suppliers of semiconductors and other components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company is communicating with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, no information technology initiatives have been deferred by the Company as a result of its Year 2000 compliance project.

             The Company expects to complete its Year 2000 project during the fall of 1999. The Company believes that the aggregate incremental costs related to the Year 2000 project have not been, and are not expected to be, material to the Company's results of operations, financial position and cash flows. The Company does not separately track internal costs incurred for the Year 2000 project. Such costs are principally for software upgrades, and are being funded through operating cash flows. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 compliance project is not completed in a timely manner.

             RISK FACTORS

             Fluctuations in Quarterly Financial Results

             The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside the Company's control. Such factors include the size and timing of specific orders by customers; competition; the market acceptance of new products and technologies by the Company and its competitors; the mix of products and services sold by the Company; the timing of product shipments and product installations by the Company; in limited circumstances, customer product acceptance; the capital spending patterns of the Company's customers; the mix of domestic and international sales; changes in the timing and level of expenses; the relative percentages of products sold through the Company's direct and indirect sales channels; customer order deferrals in anticipation of enhancements or new products; the

             Company's timing of and investments in research and development activities; changes in and the Company's ability to implement its strategy; changes in the availability of materials needed to produce the Company's products; the progress and timing of the privatization of telecommunications markets and the worldwide deregulation of the international telecommunications industry; defects and product quality problems; intellectual property disputes; expansion of and risks associated with the Company's international operations; and changes in general economic conditions. Furthermore, a large portion of the Company's operating expenses, including rent and salaries, are set based upon expected future revenues. Accordingly, if revenues are below expectations, the Company's operating results are likely to be adversely and disproportionately affected because such operating expenses are not variable in the short term, and cannot be quickly reduced to respond to anticipated decreases in revenues.

             The amount of revenues associated with particular product sales can vary significantly. The deferral or loss of one or more individually significant sales could materially adversely affect operating results in a particular quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

             The Company's operating results are also likely to fluctuate due to factors which impact prospective customers of the Company. Expenditures by prospective customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns. The Company's business would be adversely affected by a decline in the economic prospects of its customers or the economy generally, which could alter current or prospective customers' capital spending priorities or budget cycles or extend the Company's sales cycle with respect to certain customers. In addition, the Company's operating results historically have been influenced by certain seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year. The Company believes that this seasonality has been due to the capital appropriation practices of many of its customers. The Company expects that in future periods this seasonal trend may cause first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

             As a result of all of the foregoing, the Company believes that future operating results are likely to vary significantly from quarter to quarter, and historical operating results should not be relied upon as any indication of future performance. Moreover, there can be no assurance that the Company's revenues will grow in future periods or that the Company will remain profitable. In addition, in some future quarters the Company's operating results may be below the expectations of public market analysts. In such event, the market price of the Common Stock would likely be materially and adversely affected.

             Dependence on Telecommunications Industry

             The Company has derived primarily all of its revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has undergone a period of rapid growth and consolidation during the past few years. The Company's business, financial condition and results of operations would be materially adversely affected in the event of a significant slowdown in the growth of this industry. Further, consolidations of prospective customers of the Company may delay or cause cancellations of significant sales of the Company's products, which could materially adversely affect the Company's operating results in a particular period.

             Regulatory Uncertainties

             Future growth in the markets for the Company's products will depend in part on privatization and deregulation of certain telecommunications markets worldwide. Any reversal or slowdown in the pace of this privatization or deregulation could have a material adverse effect on the markets for the Company's products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996 or the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past and could in the future cause customers of the Company to delay purchasing decisions pending the resolution of such uncertainties.

             Lengthy Sales Cycle

             The sales cycle for the Company's products is long, typically ranging from six to 24 months for GeoProbe sales (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to six months for occasional, large Spectra sales. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

             Product Concentration; Reliance on SS7 Networks

             The Company's two principal products, GeoProbe and Spectra, generated substantially all of the Company's revenues in 1996, 1997, 1998 and the six months ended June 30, 1999 and are expected to continue to account for a substantial majority of the Company's revenues for the foreseeable future. Any downturn in the demand for either or both of such products would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the Company will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for GeoProbe and Spectra.

             Inet's future operating results are dependent in significant part on the continued viability and expansion of SS7 signaling networks. The Company's business, financial condition and results of operations would be materially adversely affected if the market for SS7 network solutions fails to grow or grows more slowly than the Company currently anticipates.

             Competition

             The market for SS7-based telecommunications network management applications is intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition is expected to persist, intensify and increase in the future. The Company competes with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. GeoProbe principally competes with products offered by Agilent Technologies, a subsidiary of Hewlett-Packard Company. Spectra principally competes with products offered by Agilent Technologies, Tekelec and Tektronix, Inc. ("Tektronix"). Certain of the Company's competitors have, in relation to the Company, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, such competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share. There can be no assurance that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

             Need to Manage Growth and Expansion

             The Company has recently experienced rapid and significant growth that has placed, and is expected to continue to place, a significant strain on the Company's management, information systems and operations. For example, the Company's revenues have increased from $17.5 million in 1995 to $77.4 million in 1998 and to $49.0 million in the six months ended June 30, 1999. The number of its employees has increased from 116 at December 31, 1995 to 358 at December 31, 1998 and to 420 at June 30, 1999. The Company's ability to effectively manage significant additional growth will require it to improve its financial, operational and management information and control systems and procedures and to effectively expand, train, motivate and manage its employees. The failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

             The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with SS7 knowledge and experience, both in the U.S. and internationally. Competition for such personnel is intense, and the Company has at times experienced difficulty in recruiting qualified personnel. The Company historically has filled a portion of its new personnel needs with non-U.S. citizens holding temporary work visas that allow such persons to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy limiting the issuance of temporary work visas could adversely affect the Company's ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. There can be no assurance that the Company will successfully recruit additional personnel as needed or that the start-up expenses incurred in connection with the hiring of additional personnel would not materially adversely affect the Company's future operating results.

             Dependence on Key Personnel

             The Company's future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales and marketing personnel, none of whom is bound by an employment agreement. Each of the Company's three founders has entered into an agreement not to compete against the Company until one year after the termination of his employment. However, the terms of such non-compete agreements are limited, and there can be no assurance that such agreements will be of meaningful benefit to the Company. The Company's success also depends upon its ability to continue to attract, motivate and retain other highly qualified personnel, particularly personnel with SS7 knowledge and experience. The Company is also searching for a chief financial officer. The loss of any existing key personnel or the inability to attract, motivate and retain additional qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

             Rapid Technological Change and Dependence on New Products

             The market for the Company's products is characterized by rapid technological advances, evolving industry and customer-specific protocol standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of telecommunications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a timely and cost-effective basis, to continue to: enhance the GeoProbe and Spectra products; develop and introduce new products for the telecommunications network management market and other markets; address evolving industry protocol standards and changing customer needs; and achieve broad market acceptance for its products. There can be no assurance the Company will achieve these objectives.

             The Company's future success will also depend in part on the Company's ability to develop solutions for networks based on emerging technologies (e.g., Asynchronous Transfer Mode and Internet telephony) which are likely to be characterized by continuing technological developments, evolving industry standards and changing customer requirements. There can be no assurance that the Company will successfully develop competitive products for these emerging technologies, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

             International Operations

             Revenues from customers located outside of the U.S. represented 49.4%, 52.6%, 52.2% and 51.4% of the Company's total revenues in 1996, 1997, 1998 and the six months ended June 30, 1999, respectively. Inet believes that continued growth and profitability will require expansion of its sales in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The Company's international operations are subject to various risks inherent in international operations, including: management of geographically dispersed operations; longer accounts receivable payment cycles; the ability to establish relationships with government-owned or subsidized telecommunications providers; general economic conditions in each country; currency controls and exchange rate fluctuations; seasonal reductions in business activity particular to certain markets; loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks; foreign taxes and the overlap of different tax structures; greater difficulty in safeguarding intellectual property; import and export licensing requirements; trade restrictions; and involuntary renegotiation of contracts with foreign governments and telecommunications carriers. International expansion of the Company's business will require significant management attention and financial resources. Moreover, in order to further expand internationally, the Company may be required to establish relationships with additional distributors and third-party integrators. There can be no assurance that the Company will effectively establish such relationships. If international revenues are not adequate to offset the additional expense of expanding international operations, the Company's business, financial condition and results of operations could be materially adversely affected.

             To date, international sales have been denominated solely in U.S. dollars, and accordingly the Company has not been exposed to fluctuations in non-U.S. currency exchange rates. As a result, the Company's sales in international markets may be adversely affected by a strengthening U.S. dollar. However, the Company expects that in future periods a portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. The Company may choose to limit such exposure by entering into various hedging strategies. There can be no assurance that any such hedging strategies undertaken by the Company would be successful in avoiding exchange-related losses.

             Potential Acquisitions

             The Company may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements, that could expand the Company's business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could cause diversion of management's time and resources. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, no assurance can be given that any acquired business or joint venture will be successfully integrated with the Company's operations. If any such acquisition or joint venture were to occur, there can be no assurance that the Company will receive the intended benefits of the acquisition or joint venture.

             Proprietary Rights

             The telecommunications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. The Company has received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by the Company's products. As the number of telecommunications network management products increases and the functionality of these products further overlaps, the Company believes that it may become increasingly subject to allegations of infringement. To date, the Company has engaged in correspondence with third-party holders of patents as a result of two such notices. The Company believes that its products do not infringe any valid patents cited in the notices received. However, questions of infringement and the validity of patents in the field of telecommunications signaling technologies involve highly technical and subjective analyses. There can be no assurance that any such patent holders or others will not in the future initiate legal proceedings against the Company or that, if any such proceedings were initiated, the Company would be successful in defending against such proceedings. Any such proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force the Company to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against the Company. There can be no assurance that any such royalty or license agreements would be available on terms acceptable to the Company, if at all. Any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations.

             The Company's continued success is dependent in part upon its proprietary technology. To protect its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the U.S. Despite the measures taken by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary technology and information without authorization. Policing unauthorized use of the Company's products is difficult, and litigation may be necessary in the future to enforce the Company's intellectual property rights. Any such litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management resources, and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in protecting its proprietary technology or that the Company's proprietary rights will provide a meaningful competitive advantage to the Company.

             Product Liability

             Products as complex as those offered by the Company may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing by the Company, are not discovered until after a product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to the Company's reputation and business. To date, the Company has not been materially adversely affected by products containing defects or errors. The Company attempts to include provisions in its agreements with customers that are designed to limit the Company's exposure to potential liability for damages arising out of defects or errors in or the use of the Company's products. However, the nature and extent of such limitations tend to vary from customer to customer and it is possible that such limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although the Company has not experienced any product liability suits to date, the sale and support of the Company's products entails the risk of such claims. Any product liability claim brought against the Company, regardless of its merit, could result in material expense to the Company, diversion of management time and attention, and damage to the Company's business reputation and its ability to retain existing customers or attract new customers.

             Potential Effect of Shares Eligible for Future Sale

             Sales of a substantial number of shares of Common Stock into the public market could adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of equity securities. At June 30, 1999, the Company had outstanding 44,941,009 shares of Common Stock. Of these shares, approximately 39 million shares of Common Stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act "Rule 144".

             Upon the expiration of lock-up agreements between the Company's stockholders and the Underwriters (the "Lock-Up Agreements"), beginning November 16, 1999, approximately 38 million shares held by certain stockholders of the Company will become eligible for sale pursuant to the volume, manner of sale and notice requirements of Rule 144 and approximately 1 million shares held by certain other stockholders of the Company will become eligible for sale without regard to the volume limitations and manner of sale and notice requirements of Rule 144. In addition, as of June 30, 1999, there were outstanding options to purchase an aggregate 1,912,200 shares of Common Stock. Approximately 1 million shares underlying such options will become eligible for sale pursuant to Rule 701 under the Securities Act beginning November 16, 1999, and the remaining 812,000 shares underlying such options will become eligible for sale pursuant to Rule 701 from time to time after November 16, 1999 as such options vest.

Part II.    OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

             (c) From April 1 through June 30, 1999, the Company issued approximately 200,000 shares of its common stock to employees pursuant to exercises of stock options (with exercise prices of $0.60 per share) under the Company's stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

             (d) The Company's registration statement (Registration No. 333-59753) under the Securities Act of 1933, as amended, for its initial public offering became effective on May 26, 1999. A total of 6,612,500 shares of Common Stock were registered and 3,841,479 shares of the Company's Common Stock were sold by the Company to an underwriting syndicate. Goldman, Sachs & Co., Dain Rauscher Wessels, and Hambrecht & Quist LLC were the managing underwriters of the offering. An additional 1,983,130 shares of Common Stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $16.00 per share. In connection with the offering, the Company paid approximately $4.3 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate expenses to the Company of approximately $1.2 million, were approximately $55.9 million. As of June 30, 1999, the Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents, and short-term investments. The Company has not used any of the net offering proceeds for construction of facilities, purchases of real estate, or acquisition of other businesses. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. The Company currently intends to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of its business. The Company may also apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to the Company's business and product offerings.

Item 4.      Submission of Matters to a Vote of Security Holders

             On May 26, 1999 by written consent in lieu of a meeting, stockholders holding an aggregate of 38,859,800 shares of the Company's common stock approved an amendment and restatement of the Company's Bylaws.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit
                  Number       Exhibit
                  -------      -------
                    27.1       Financial Data Schedule (for SEC information only)
                    27.2       Amended Financial Data Schedule (for SEC information only)

             (b) There were no reports filed on Form 8-K during the second quarter of 1999.

Item 3 of Part I and Items 1, 3, and 5 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INET TECHNOLGIES, INC.


                     By: /s/ ELIE S. AKILIAN
                             --------------------------------------------------
                             Elie S. Akilian
                             President, Chief Executive Officer and Director (principal executive officer)




                     By: /s/ WILLIAM H. MINA
                             --------------------------------------------------
                             William H. Mina
                             Senior Vice President - Finance and Administration
                               and Director (chief accounting officer)


Date:  August 12, 1999

                               INDEX TO EXHIBITS

                  Exhibit
                  Number       Description
                  -------      -----------
                    27.1       Financial Data Schedule (for SEC information only)
                    27.2       Amended Financial Data Schedule (for SEC information only)