Form 10-Q
period 1999-09-30
INET TECHNOLOGIES INC
filed 1999-11-12
CIK 1065351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at November 8, 1999:
45,294,759

                            INET TECHNOLOGIES, INC.
                                     INDEX


                                                                                                     Page No.
                                                                                                     --------
Part I - Financial Information (Unaudited)
         Item 1.  Financial Statements
                  Consolidated Balance Sheets ...................................................        3
                  Consolidated Statements of Income .............................................        5
                  Consolidated Statements of Stockholders' Equity................................        6
                  Consolidated Statements of Cash Flows..........................................        7
                  Notes to Consolidated Financial Statements ....................................        8
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................       12
Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds .....................................       24
         Item 6.  Exhibits and Reports on Form 8-K...............................................       24
Signatures        ...............................................................................       25
Exhibit 27        Financial Data Schedule (for SEC information only)

PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements

                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)
                                   (Unaudited)


                                                                               September 30,  December 31,
                                                                                   1999          1998
                                                                               ------------   -----------
ASSETS

Current assets
    Cash and cash equivalents                                                    $121,792       $ 21,914
    Trade accounts receivable (net of allowance for doubtful accounts of $889 and $659 at September 30, 1999 and December 31, 1998,
         respectively)                                                             13,270         22,073
    Unbilled receivables                                                            2,656          1,602
    Inventories                                                                     6,082          7,592
    Deferred income taxes                                                             774          2,568
    Other current assets                                                            1,834          1,248
                                                                                 --------       --------
         Total current assets                                                     146,408         56,997


Property and equipment, net                                                         8,480          8,394


Other assets                                                                          316            117
                                                                                 --------       --------

         Total assets                                                            $155,204       $ 65,508
                                                                                 ========       ========


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
              (In thousands, except par value and number of shares)
                                   (Unaudited)


                                                                      September 30,  December 31,
                                                                         1999           1998
                                                                      ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $   1,429      $   1,858
  Accrued compensation and benefits                                        4,250          2,159
  Deferred revenue                                                        22,908         13,073
  Income tax payable                                                       1,333            878
  Other accrued liabilities                                                  883            716
                                                                       ---------      ---------
      Total current liabilities                                           30,803         18,684

Deferred tax liabilities                                                      --             11

Commitments

Stockholders' equity
   Common stock, $.001 par value:
     Authorized shares - 175,000,000
     Issued shares - 45,265,009 at September 30, 1999
      and 40,934,422 at December 31, 1998                                     45             41
   Additional paid-in capital                                             57,609          1,236
   Unearned compensation                                                    (291)          (464)
   Retained earnings                                                      67,038         46,217
   Treasury stock, no common shares at September 30,
           1999, and 38,842 at December 31, 1998, at cost                     --           (217)
                                                                       ---------      ---------
        Total stockholders' equity                                       124,401         46,813
                                                                       ---------      ---------

        Total liabilities and stockholders' equity                     $ 155,204      $  65,508
                                                                       =========      =========

See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three months ended        Nine months ended
                                                       September 30,             September 30,
                                                   ---------------------     ---------------------
                                                     1999         1998         1999         1998
                                                   --------     --------     --------     --------
Revenues                                           $ 29,010     $ 20,470     $ 78,025     $ 54,635
Cost of revenues                                      8,354        5,959       23,118       15,572
                                                   --------     --------     --------     --------

      Gross profit                                   20,656       14,511       54,907       39,063

Operating expenses:
   Selling and marketing                              3,001        2,439        8,794        6,231
   General and administrative                         2,376        1,650        6,529        4,907
   Research and development                           5,805        4,341       16,188       11,051
                                                   --------     --------     --------     --------
                                                     11,182        8,430       31,511       22,189
                                                   --------     --------     --------     --------

      Income from operations                          9,474        6,081       23,396       16,874

Gain (loss) on sale of assets                         5,985           --        5,960           (4)
Other income                                          1,362          266        2,384          592
                                                   --------     --------     --------     --------
                                                      7,347          266        8,344          588
                                                   --------     --------     --------     --------

      Income before provision for income taxes       16,821        6,347       31,740       17,462

Provision for income taxes                            5,847        1,844       10,919        5,711
                                                   --------     --------     --------     --------

Net income                                         $ 10,974     $  4,503     $ 20,821     $ 11,751
                                                   ========     ========     ========     ========

Basic net income per common share                  $   0.24     $   0.11     $   0.49     $   0.29
                                                   ========     ========     ========     ========

Diluted net income per common share                $   0.24     $   0.11     $   0.47     $   0.28
                                                   ========     ========     ========     ========

Weighted average shares outstanding
        Basic                                        45,146       40,886       42,826       40,874
                                                   ========     ========     ========     ========
        Diluted                                      46,589       42,614       44,473       42,389
                                                   ========     ========     ========     ========


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except number of shares)
                                   (Unaudited)


                                        Common Stock       Additional                               Treasury Stock       Total
                                    --------------------    Paid-in      Unearned     Retained   -------------------  Stockholders'
                                      Shares     Amount     Capital    Compensation   Earnings      Shares   Amount      Equity
                                    ----------   -------   ----------  ------------  ----------  ---------  --------  ------------
Balance at December 31, 1998 .....   40,934,422  $    41   $    1,236  $     (464)   $   46,217     38,842  $  (217)  $   46,813
   Issuance of common stock
     for cash in initial
     public offering, net of
     offering expenses of
     $1,464 ......................    3,802,637        4       55,478          --            --    (38,842)     217       55,699
   Issuance of common stock
     upon exercise of
     employee stock options ......      527,950       --          342          --            --         --       --          342
   Net income and
     comprehensive income ........           --       --           --          --        20,821         --       --       20,821
   Stock option compensation .....           --       --          553         173            --         --       --          726
                                     ----------  -------   ----------  ----------    ----------   --------  -------   ----------
Balance at September 30, 1999 ....   45,265,009  $    45   $   57,609  $     (291)   $   67,038         --  $    --   $  124,401
                                     ==========  =======   ==========  ==========    ==========   ========  =======   ==========


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                             ------------------------
                                                                                1999           1998
                                                                             ---------      ---------
Cash flows from operating activities:
   Net income                                                                $  20,821      $  11,751
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                2,985          1,822
     (Gain) loss on sale or disposal of assets                                  (5,960)             4
     Deferred income taxes                                                       1,646         (1,187)
     Stock option compensation expense                                             173            170
     Changes in assets and liabilities:
       Decrease in trade accounts receivable                                     8,630          5,239
       (Increase) decrease in unbilled receivables                              (1,054)         2,313
       Decrease in taxes receivable                                                 --            816
       (Increase) decrease in inventories                                        1,483         (1,637)
       Increase in other assets                                                   (659)          (344)
       Increase (decrease) in accounts payable                                    (429)           727
       Increase in accrued compensation and benefits                             2,091            791
       Increase in taxes payable                                                   455            183
       Increase (decrease) in deferred revenue                                   9,835         (1,843)
       Increase in accrued liabilities                                             167            982
                                                                             ---------      ---------
Net cash provided by (used by) operations                                       40,184         19,787

Cash flows from investing activities:
       Purchases of property and equipment                                      (3,347)        (4,154)
       Proceeds from sale of assets                                              7,000             --
                                                                             ---------      ---------
Net cash provided by investing activities                                        3,653         (4,154)

Cash flows from financing activities:
   Proceeds from issuance of common stock in
       initial public offering, net                                             55,699             --
   Proceeds from issuance of common stock
       upon exercise of stock options                                              342              9
   Proceeds from issuance of common stock                                           --            106
                                                                             ---------      ---------
Net cash provided by financing activities                                       56,041            115
                                                                             ---------      ---------

Net increase in cash and cash equivalents                                       99,878         15,748
Cash and cash equivalents at beginning of period                                21,914          3,386
                                                                             ---------      ---------

Cash and cash equivalents at end of period                                   $ 121,792      $  19,134
                                                                             =========      =========

Supplemental disclosures:

Taxes paid                                                                   $   8,840      $   5,900


See accompanying notes to financial statements.

                             INET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   Note 1 - Summary of Significant Accounting Policies

             The Company

             Inet Technologies, Inc. (the "Company" or "Inet") provides solutions that enable telecommunications carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage telephone calls. The Company's products also address the fundamental business needs of telecommunications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced call routing. The Company currently provides these comprehensive solutions primarily through its GeoProbe and Spectra product offerings.

             Consolidation

             The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

             Unaudited Interim Financial Statements

             The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 1998, included in the Company's Form S-1 registration statement (Reg. No. 333-59753) filed with the Securities and Exchange Commission. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

             Cash and Cash Equivalents

             All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value. At September 30, 1999 and December 31, 1998, all cash equivalents were invested with nationally recognized financial institutions.

             Inventories

             Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 1999 and December 31, 1998, inventories consisted of the following:

                                                September 30,       December 31,
                                                     1999               1998
                                                --------------     -------------
                                                          (in thousands)

               Raw materials..............      $        2,171     $       1,895
               Work-in progress...........                 912             2,289
               Finished goods.............               2,999             3,408
                                                --------------     -------------
                                                $        6,082     $       7,592
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

             The Company derives revenues from the sale of products and related product installation, integration and post-contract support service to the telecommunications industry. Product revenues are generally recognized in the period the Company has completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable by the Company's management. When the Company has significant obligations subsequent to shipment (e.g., installation and system integration), revenues are not recognized prior to the time the system has been delivered and installed at the customer's premises and there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred.

             The Company provides its customers with post-contract support services, which include the correction of software problems, telephone access to the Company's technical personnel and the right to receive unspecified product updates, upgrades and enhancements. Revenues from these services, including product support services included in initial licensing fees, are recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using vendor-specific objective evidence ("VSOE").

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


   Note 2 - Initial Public Offering

             In June 1999, the Company completed the initial public offering of its common stock. The Company issued 3,841,479 shares of its common stock at an initial public offering price of $16.00 per share. Net proceeds to the Company, after deduction of the underwriting discount and estimated expenses, were approximately $55.7 million.

   Note 3 -  Sale of Wireless Data Assets

             In September 1999, the Company sold its wireless data product line and related assets to Nextcell, Inc., an entity controlled by a related party, for a cash purchase price of $7.0 million. The Company recorded a pre-tax gain of $6.0 million for the three and nine months ended September 30, 1999.

   Note 4 -  Earnings Per Share

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months ended      Nine months ended
                                                             September 30,          September 30,
                                                         -------------------     -------------------
                                                          1999        1998        1999        1998
                                                         -------     -------     -------     -------
             Numerator for basic and diluted
              earnings per share:
               Net income                                $10,974     $ 4,503     $20,821     $11,751
                                                         =======     =======     =======     =======

             Denominator:
               Denominator for basic earnings per
               weighted average share                     45,146      40,886      42,826      40,874

               Effect of dilutive securities:
                 Employee stock options                    1,443       1,728       1,647       1,515
                                                         -------     -------     -------     -------

             Denominator for diluted earnings per
              share-adjusted weighted-average shares
              for assumed conversion                      46,589      42,614      44,473      42,389
                                                         =======     =======     =======     =======

             Basic earnings per share                    $  0.24     $  0.11     $  0.49     $  0.29
                                                         =======     =======     =======     =======

             Diluted earnings per share                  $  0.24     $  0.11     $  0.47     $  0.28
                                                         =======     =======     =======     =======


   Note 5 -  Comprehensive Income

             In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. FASB Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and was effective for the Company beginning January 1, 1998. For all periods presented, the Company had no components of comprehensive income other than net income.

   Note 6 -  Segment Information

             The Company operates in a single industry segment, providing telecommunications equipment, software and associated services, and markets its products through its sales personnel and certain foreign distributors. As a result, the financial information disclosed herein represents all material financial information related to the Company's principal operating segment. The distribution of the Company's revenues as a percent of total revenues is as follows:

                                Three months ended      Nine months ended
                                   September 30,          September 30,
                                ------------------      -----------------
                                 1999        1998        1999        1998
                                -----       ------      -----       -----
United States                    49.8%       49.8%       49.0%       50.2%
Export:
  Asia Pacific Region            11.9         6.1         6.9         8.0
  Europe                         18.4        29.7        33.8        33.0
  Other                          19.9        14.4        10.3         8.8
                                -----       -----       -----       -----
     Total export sales          50.2        50.2        51.0        49.8
                                -----       -----       -----       -----
                                100.0%      100.0%      100.0%      100.0%
                                =====       =====       =====       =====

             The Company has no significant long-lived assets deployed outside of the United States.


   Note 7 -  New Accounting Standards

             In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended, are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company has chosen not to adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             FORWARD - LOOKING STATEMENTS

             This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, changes in product demand, the availability of products, changes in competition, foreign risks, economic conditions, risks associated with Year 2000 issues, changes in tax risks, and other risks indicated below under the captions "Year 2000 Compliance" and "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control and, in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "should" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

             The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's Prospectus filed with the Securities and Exchange Commission on May 26, 1999. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

             OVERVIEW

             Inet provides solutions that enable telecommunications carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage telephone calls. Inet's products also address the fundamental business needs of telecommunications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced call routing. Inet currently provides these comprehensive solutions primarily through its GeoProbe and Spectra product offerings.

             The GeoProbe system provides real-time monitoring of Common Channel Signaling System #7 ("SS7") networks and serves as an open platform for business applications developed by Inet, its customers or third parties. GeoProbe's monitoring applications enable early warning of network faults, collection of statistics for performance evaluation, real-time call tracing, troubleshooting and fraud detection. GeoProbe's associated IT:seven business applications provide reconciliation of billing between carriers, service quality reports and marketing data. The Spectra product can be integrated within the GeoProbe platform or used on a stand-alone basis to provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks.

             Inet was founded in 1989, and during the early stages of its operations it focused primarily on developing and selling diagnostic tools that addressed a predecessor to the SS7 signaling protocol. As the telecommunications industry increasingly adopted SS7, the Company shifted its focus to developing and deploying SS7-based solutions as well as broadening its product offerings. Spectra was first introduced in December 1990 and is currently in its ninth generation release. Beginning in 1993, the Company focused a significant portion of its product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of GeoProbe in late 1995. The Company continues to focus significant resources on the development of enhancements to Spectra and enhancements and add-on applications to GeoProbe, as well as management applications to address interoperability between SS7 and internet protocol networks.

             Historically, the Company has generated substantially all of its revenues from Spectra and GeoProbe. As a result, factors adversely affecting GeoProbe and Spectra, such as the condition of the telecommunications market, competition, technological change and disputes regarding proprietary rights utilized in these products, would have a material adverse effect on the pricing of and demand for these products. Revenues attributable to Spectra represented a majority of total revenues in 1997. Revenues attributable to GeoProbe represented a majority of total revenues in 1998 and the nine months ended September 30, 1999. Although Inet expects Spectra revenues to continue to represent a significant portion of total revenues for the foreseeable future, Spectra sales are expected to continue to decline as a percentage of total revenues as a result of increasing sales of GeoProbe and associated IT:seven business applications. The remaining revenues are derived from sales of other products and training, warranty and support services related to the Company's products.

             RESULTS OF OPERATIONS

             The following table sets forth, for the periods presented, certain data derived from the Company's unaudited consolidated statements of income as a percentage of revenues. The operating results for the three and nine-months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future periods.

                                            Three months ended     Nine months ended
                                               September 30,        September 30,
                                            ------------------     -----------------
                                             1999        1998       1999        1998
                                            ------      ------     -----      ------
Revenues                                     100.0%     100.0%     100.0%     100.0%
Cost of revenues                              28.8       29.1       29.6       28.5
                                             -----      -----      -----      -----
   Gross profit                               71.2       70.9       70.4       71.5
                                             -----      -----      -----      -----
Operating expenses:
    Sales and marketing                       10.3       11.9       11.3       11.4
    General and administrative                 8.2        8.1        8.4        9.0
    Research and development                  20.0       21.2       20.7       20.2
                                             -----      -----      -----      -----
         Total operating expenses             38.5       41.2       40.4       40.6
                                             -----      -----      -----      -----
Income from operations                        32.7       29.7       30.0       30.9
Other income                                  25.3*       1.3       10.7*       1.1
                                             -----      -----      -----      -----
Income before provision for income taxes      58.0       31.0       40.7       32.0
Provision for income taxes                    20.2        9.0       14.0       10.5
                                             -----      -----      -----      -----
Net income                                    37.8%      22.0%      26.7%      21.5%
                                              ====       ====       ====       ====

                      * includes one-time gain from sale of wireless data assets

             REVENUES

             The Company's revenues were $29.0 million for the three months ended September 30, 1999, an increase of 41.7% over the $20.5 million reported for the three months ended September 30, 1998. For the nine months ended September 30, 1999, revenues increased 42.8% to $78.0 million from $54.6 million reported for the nine months ended September 30, 1998. The growth in revenues is primarily due to an increase in unit sales during the three- and nine-months ended September 30, 1999. For the nine months ended September 30, 1999, international revenues accounted for 51.0% of total revenues compared to 49.8% for the nine months ended September 30, 1998. Revenues from sources other than Spectra and GeoProbe collectively accounted for less than 10% of total revenues in these periods. Revenues from the wireless data product line were approximately $200,000 and $1.7 million for the three- and nine-month periods ended September 30, 1999, respectively. In the three months ended September 30, 1999, one individual sale represented 16.3% of revenues. The Company anticipates that in the future, individual, large sales may represent a large percentage of total revenues. Accordingly, the deferral or loss of one or more significant sales could materially adversely affect operating results in a period.

             COST OF REVENUES

             Cost of revenues consists primarily of hardware expenses and personnel costs related to the manufacturing, installation and support of the Company's products. For the three months ended September 30, 1999, cost of revenues increased 40.2% to $8.4 million from $6.0 million for the three months ended September 30, 1998. The increase in dollars resulted primarily from additional hardware of $800,000 due to increased units sold, related installation expenses of $500,000 and additional support expenses of $500,000 related to servicing the Company's growing installed customer base. Cost of revenues represented 28.8% and 29.1% of revenues in the three months ended September 30, 1999 and 1998, respectively.

             Cost of revenues of $23.1 million for the nine months ended September 30, 1999 increased 48.5% in comparison to $15.6 million for the nine months ended September 30, 1998. The increase in dollars resulted primarily from additional hardware of $2.8 million due to increased units sold, related installation expenses of $1.4 million, related integration expenses of $600,000, and additional support expenses of $1.9 million. Costs of revenues represented 29.6% and 28.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively. The increase in cost of revenues as a percent of net revenues was primarily due to the increase in support services expense. The Company believes that for at least the remainder of 1999, cost of revenues should not vary significantly as a percentage of revenues from the level experienced in the nine months ended September 30, 1999.

             OPERATING EXPENSES

                  SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing, distributor commissions and expenses of trade shows and advertising. Such expenses increased 23.0% to $3.0 million in the three months ended September 30, 1999 from $2.4 million in the three months ended September 30, 1998. The increase in dollars was primarily related to increased staffing and related costs of approximately $600,000. Sales and marketing expenses as a percentage of revenues were 10.3% and 11.9% in the three months ended September 30, 1999 and 1998, respectively.

             For the nine months ended September 30, 1999, sales and marketing expenses were $8.8 million, an increase of 41.1% from $6.2 million for the comparable prior year period. The increase in dollars was primarily related to increased staffing and related costs of approximately $1.8 million and expenses of approximately $600,000 associated with the expansion of international sales activities. Sales and marketing expenses as a percentage of revenues were 11.3% and 11.4% in the nine months ended September 30, 1999 and 1998, respectively. The Company believes that sales and marketing expenses will continue to increase in absolute dollars at least through 2000 due to planned expansion of its domestic and international sales efforts and related expenses.

                  GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of personnel, facilities and other costs of the finance, administrative and executive departments of the Company as well as fees and expenses associated with legal and accounting requirements. Such expenses increased 44.0% to $2.4 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. The increase in dollars was primarily related to increased staffing and related costs of approximately $700,000 associated with the growth of the Company's business. General and administrative expenses as a percentage of revenues were 8.2% and 8.1% in the three months ended September 30, 1999 and 1998, respectively.

             For the nine months ended September 30, 1999, general and administrative expenses were $6.5 million, an increase of 33.0% from $4.9 million for the comparable prior year period. The increase in dollars was primarily related to increased staffing and related costs of approximately $1.5 million. General and administrative expenses as a percentage of revenues were 8.4% and 9.0% in the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates that general and administrative expenses will continue to increase in absolute dollars as the Company continues to accommodate its growth and adds related infrastructure.

                  RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salaries and other compensation expenses associated with the Company's research and development activities. Such expenses increased 33.7% to $5.8 million for the three months ended September 30, 1999 from $4.3 million for the three months ended September 30, 1998. The increase in dollars was primarily due to additional staffing and related personnel costs of $1.5 million. Research and development expenses as a percentage of revenues were 20.0% and 21.2% in the three months ended September 30, 1999 and 1998, respectively.

             For the nine months ended September 30, 1999, research and development expenses were $16.2 million, an increase of 46.5% from $11.1 million for the comparable prior year period. The increase in dollars was primarily due to additional staffing and related personnel costs of $5.2 million, off-set by slight decreases in other expenses. Research and development expenses as a percentage of revenues were 20.7% and 20.2% in the nine months ended September 30, 1999 and 1998, respectively. The Company expects that research and development expenses in future periods will increase in absolute dollars as these investments are crucial to the Company's ability to evolve its technologies and expand its product offerings to meet its customers' needs.

             In accordance with SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of the Company's products and their general release have substantially coincided or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and the Company has not capitalized any software development costs.

             OTHER INCOME

             Other income was $7.3 million for the three months ended September 30, 1999 compared to $300,000 for the three months ended September 30, 1998. Other income was $8.3 million for the nine months ended September 30, 1999 compared to $600,000 for the nine months ended September 30, 1998. For both the three and nine months ended September 30, 1999, the increase resulted from a $6.0 million gain on the sale of the Company's wireless data assets and from increased interest earned on higher balances of cash and cash equivalents resulting from increased cash flows from operations and proceeds from the Company's initial public offering completed in June 1999. Proceeds from the offering were approximately $55.7 million in cash, net of underwriting discounts, commissions and other offering costs.

             PROVISION FOR INCOME TAXES

             The Company recorded income tax expense of $5.8 million and $1.8 million in the three months ended September 30, 1999 and 1998, respectively. The Company's effective income tax rates were 34.8% and 29.1% for the three months ended September 30, 1999 and 1998, respectively. The Company recorded income tax expense of $10.9 million and $5.7 million in the nine months ended September 30, 1999 and 1998, respectively. The Company's effective income tax rates were 34.4% and 32.7% for the nine months ended September 30, 1999 and 1998, respectively. The higher effective income tax rates in 1999 were attributable to higher levels of net income combined with state tax benefits and research and development tax credits which lowered the 1998 effective income tax rates.

             SALE OF WIRELESS DATA ASSETS

             In September 1999, the Company sold its wireless data product line and related assets to Nextcell, Inc., an entity controlled by a related party, for a cash purchase price of $7.0 million. The Company recorded a pre-tax gain of $6.0 million and an after-tax gain of $3.9 million, or $0.09 per share on a diluted basis, for the three and nine months ended September 30, 1999. Without the gain on the sale of the wireless data assets, the Company's diluted net income per common share was $0.15 and $0.38 for the three and nine months ended September 30, 1999 compared to $0.11 and $0.28 for the three and nine months ended September 30, 1998. Revenues for the wireless data product line were approximately $200,000 and $1.7 million for the three and nine months ended September 30, 1999. The Company does not anticipate diluted net income per common share to be adversely affected in future periods as a result of this sale.

             LIQUIDITY AND CAPITAL RESOURCES

             Since inception, the Company has funded its operations and met its capital expenditure requirements primarily through cash flows from operations and bank borrowings. In June 1999, the Company completed its initial public offering and issued 3,841,479 shares of its common stock at a price to the public of $16.00 per share. The Company received approximately $55.7 million in cash, net of underwriting discounts, commissions and other offering costs. In September 1999, the Company sold its wireless data product line and related assets for a cash purchase price of $7.0 million. The Company had working capital of $115.6 million at September 30, 1999, compared with $38.3 million at December 31, 1998. At September 30, 1999, the Company had $121.8 million in cash and cash equivalents, an increase of $99.9 million from $21.9 million in cash and cash equivalents at December 31, 1998.

             The Company currently maintains a $10.0 million revolving credit facility with a commercial bank that expires in June 2000. Up to $5.0 million of the credit facility may be used to issue letters of credit. At the Company's option, borrowings under the credit facility bear interest at either (i) the bank's prime rate less up to 0.50% or (ii) the London interbank offered rate (LIBOR), as adjusted to meet specified Federal Reserve requirements with respect to Eurocurrency liabilities, plus up to 1.50%. The credit facility is secured by all of the Company's accounts receivable, inventory, property, equipment and investments, and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The credit facility restricts the payment of cash dividends without the bank's consent and requires the payment of a commitment fee equal to 0.125% of the unused portion of the facility. At September 30, 1999, no amounts were outstanding under the credit facility, and the amounts available to the Company, after considering outstanding letters of credit, were $9.99 million.

             Net cash provided by operating activities was $40.2 million for the nine months ended September 30, 1999, compared to $19.8 million during the same period in 1998. Net cash provided by operating activities resulted primarily from increased levels of income from operations, decreased trade accounts receivable and increased levels of deferred revenue.

             Net cash provided by investing activities was $3.7 million for the nine months ended September 30, 1999, compared to net cash used by investing activities of $4.2 million during the same period in 1998. Net cash provided by investing activities in the nine months ended September 30, 1999 resulted from proceeds from the sale of the Company's wireless data assets of $7.0 million less cash used to purchase property and equipment of $3.3 million. Net cash used by investing activities in the nine months ended September 30, 1998 was primarily related to purchases of property and equipment.

             Net cash provided by financing activities was $56.0 million for the nine months ended September 30, 1999, compared to $115,000 during the same period in 1998. The increase in net cash provided by financing activities resulted primarily from the net proceeds from the Company's initial public offering of $55.7 million.

             At September 30, 1999, the Company did not have any material commitments for capital expenditures. The Company may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand the Company's business and product offerings. Any material acquisition or joint venture could result in a decrease in the Company's working capital, depending on the amount, timing and nature of the consideration to be paid. Absent any such acquisitions and joint ventures, the Company anticipates that current cash balances, potential cash flows from operations and available borrowings under the revolving credit facility will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require the Company to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

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

             The Company has reviewed its products offered to customers, and believes that the versions currently offered to customers are Year 2000 compliant. Certain earlier versions of its Spectra product are not Year 2000 compliant, and the Company has developed and is offering upgrades to customers that would bring such earlier versions into compliance with Year 2000 requirements. Nonetheless, there can be no assurance that the Company's products, particularly when such products incorporate third-party hardware or software, contain all date code changes necessary to ensure Year 2000 compliance. Although the Company has not experienced any Year 2000 related product liability claims or lawsuits to date, the sale and support of products that are not Year 2000 compliant entail the risk of such claims and lawsuits. The Company's defense against any future lawsuits, regardless of their merit, could result in substantial expense to the Company as well as the diversion of management time and attention. In addition, Year 2000 product liability claims, regardless of the merit or eventual outcome of such claims, could affect the Company's business reputation and its ability to retain existing customers or attract new customers which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

             In addition, an inventory and analysis of internal management and other information systems was performed, and the Company determined that it would be required to upgrade certain portions of its computer hardware and software tools so that they would be Year 2000 compliant. These upgrades were made in conjunction with the Company's overall information systems initiatives. In addition, the Company has contacted significant third-party vendors to ensure that any of their products that are incorporated into the Company's products, or currently in use by the Company, can adequately deal with the change in century. Areas which have been addressed include third-party suppliers of semiconductors and other components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has communicated with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, no information technology initiatives have been deferred by the Company as a result of its Year 2000 compliance project.

             The Company expects to complete its Year 2000 project during the fall of 1999. The Company believes that the aggregate incremental costs related to its Year 2000 project have not been, and are not expected to be, material to the Company's results of operations, financial position or cash flows. The Company does not separately track internal costs incurred for the Year 2000 project. Such costs are principally for software upgrades, and are being funded through operating cash flows. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 compliance project is not completed in a timely manner.

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

             The amount of revenues associated with particular product sales can vary significantly. The deferral or loss of one or more individually significant sales could materially adversely affect operating results in a particular quarter.

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

             Dependence on Telecommunications Industry

             The Company has derived substantially all of its revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has undergone a period of rapid growth and consolidation during the past few years. The Company's business, financial condition and results of operations would be materially adversely affected in the event of a significant slowdown in the growth of this industry. Further, consolidations of prospective customers of the Company may delay or cause cancellations of significant sales of the Company's products, which could materially adversely affect the Company's operating results in a particular period.

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

             Lengthy Sales Cycle

             The sales cycle for the Company's products is long, typically ranging from 6 to 12 months for GeoProbe sales (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to six months for occasional, large Spectra sales. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

             Product Concentration; Reliance on SS7 Networks

             The Company's two principal products, GeoProbe and Spectra, generated substantially all of the Company's revenues in 1997, 1998 and the nine months ended September 30, 1999 and are expected to continue to account for a substantial majority of the Company's revenues for the foreseeable future. Any downturn in the demand for either or both of such products would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the Company will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for GeoProbe and Spectra.

             Inet's future operating results are dependent in significant part on the continued viability and expansion of SS7 signaling networks and the convergence of the internet protocol ("IP") network and public switched telephone network ("PSTN"). The Company's business, financial condition and results of operations would be materially adversely affected if the market for SS7 and converging network solutions fails to grow or grows more slowly than the Company currently anticipates.

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

             Need to Manage Growth and Expansion

             The Company has experienced rapid and significant growth that has placed, and is expected to continue to place, a significant strain on the Company's management, information systems and operations. For example, the Company's revenues have increased from $17.5 million in 1995 to $77.4 million in 1998 and to $78.0 million in the nine months ended September 30, 1999. The number of employees has increased from 116 at December 31, 1995 to 358 at December 31, 1998 and to 427 at September 30, 1999. The Company's ability to effectively manage significant additional growth will require it to improve its financial, operational and management information and control systems and procedures and to effectively expand, train, motivate and manage its employees. The failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

             The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with SS7 and IP knowledge and experience, both in the U.S. and internationally. Competition for such personnel is intense, and the Company has at times experienced difficulty in recruiting qualified personnel. The Company historically has filled a portion of its new personnel needs with non-U.S. citizens holding temporary work visas that allow such persons to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy limiting the issuance of temporary work visas could adversely affect the Company's ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. There can be no assurance that the Company will successfully recruit additional personnel as needed or that the start-up expenses incurred in connection with the hiring of additional personnel would not materially adversely affect the Company's future operating results.

             Dependence on Key Personnel

             The Company's future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical personnel, sales and marketing personnel, none of whom is bound by an employment agreement. Each of the Company's three founders has entered into an agreement not to compete against the Company until one year after the termination of his employment. However, the terms of such non-compete agreements are limited, and there can be no assurance that such agreements will be of meaningful benefit to the Company. The Company's success also depends upon its ability to continue to attract, motivate and retain other highly qualified personnel, particularly personnel with SS7 and IP knowledge and experience. The Company is also searching for a chief financial officer. The loss of any existing key personnel or the inability to attract, motivate and retain additional qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

             International Operations

             Revenues from customers located outside of the U.S. represented 52.6%, 52.2% and 51.0% of the Company's total revenues in 1997, 1998 and the nine months ended September 30, 1999, respectively.

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

             To date, international sales have been denominated solely in U.S. dollars, and accordingly the Company has not been exposed to fluctuations in non-U.S. currency exchange rates. As a result, the Company's revenues in international markets may be adversely affected by a strengthening U.S. dollar. However, the Company expects that in future periods a portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. The Company may choose to limit such exposure by entering into various hedging strategies. There can be no assurance that any such hedging strategies undertaken by the Company would be successful in avoiding exchange-related losses.

             Potential Acquisitions

             The Company may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements, that could expand the Company's business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could cause diversion of management's time and resources. Future acquisitions and joint ventures by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, no assurance can be given that any acquisition or joint venture will be successfully integrated with the Company's operations. If any such acquisition or joint venture were to occur, there can be no assurance that the Company will receive the intended benefits of the acquisition or joint venture.

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

             Product Liability

             Products as complex as those offered by the Company may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing by the Company, are not discovered until after a product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to the Company's reputation and business. To date, the Company has not been materially adversely affected by products containing defects or errors. The Company attempts to include provisions in its agreements with customers that are intended to limit the Company's exposure to potential liability for damages arising out of defects or errors in or the use of the Company's products. However, the nature and extent of such limitations tend to vary from customer to customer and it is possible that such limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although the Company has not experienced any product liability suits to date, the sale and support of the Company's products entails the risk of such claims. Any product liability claim brought against the Company, regardless of its merit, could result in material expense to the Company, diversion of management time and attention, and damage to the Company's business reputation and its ability to retain existing customers or attract new customers.

             Potential Effect of Shares Eligible for Future Sale

             Sales of a substantial number of shares of common stock into the public market could adversely affect the market price of the common stock and could impair the Company's ability to raise capital through the sale of equity securities. At September 30, 1999, the Company had outstanding 44,265,009 shares of common stock. Of these shares, approximately 39 million shares of common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act ("Rule 144").

             Upon the expiration of lock-up agreements between certain of the Company's stockholders and the underwriters of the Company's initial public offering (the "Lock-Up Agreements"), beginning November 22, 1999, approximately 38 million shares held by various stockholders of the Company will become eligible for sale pursuant to the volume, manner of sale and notice requirements of Rule 144 and approximately one million shares held by various other stockholders of the Company will become eligible for sale without regard to the volume limitations and manner of sale and notice requirements of Rule 144. In addition, as of September 30, 1999, there were outstanding options to purchase an aggregate 1,814,300 shares of common stock. Approximately 700,000 shares underlying such options will become eligible for sale pursuant to Rule 701 under the Securities Act beginning November 22, 1999, and the remaining 1.1 million shares underlying such options will become eligible for sale pursuant to Rule 701 from time to time after November 22, 1999 as such options vest.

Part II.    OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

             (c) From July 1 through September 30, 1999, the Company issued approximately 328,000 shares of its common stock to employees and former employees pursuant to exercises of stock options (with exercise prices ranging from $0.60 to $16.00 per share) under the Company's stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

             (d) The Company's registration statement (Registration No. 333-59753) under the Securities Act of 1933, as amended, for its initial public offering became effective on May 26, 1999. A total of 6,612,500 shares of common Stock were registered and 3,841,479 shares of the Company's common stock were sold by the Company to an underwriting syndicate. Goldman, Sachs & Co., Dain Rauscher Wessels, and Hambrecht & Quist LLC were the managing underwriters of the offering. An additional 1,983,130 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $16.00 per share. In connection with the offering, the Company paid approximately $4.3 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate expenses to the Company of approximately $1.5 million, were approximately $55.7 million. As of September 30, 1999, the Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash and cash equivalents. The Company has not used any of the net offering proceeds for construction of facilities, purchases of real estate or acquisitions of other businesses. None of the Company's net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or their associates, person owning 10% or more of any class of equity securities of the Company, or affiliate of the Company. The Company currently intends to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of its business. The Company may also apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to the Company's business and product offerings.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit
                  Number         Exhibit
                  -------        -------
                  27             Financial Data Schedule (for SEC information only)

             (b) There were no reports filed on Form 8-K during the third quarter of 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INET TECHNOLOGIES, INC.


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


Date: November 12, 1999

                               INDEX TO EXHIBITS

                  Exhibit
                  Number         Description
                  -------        -----------
                  27             Financial Data Schedule (for SEC information only)