Form 10-K
period 1999-12-31
INET TECHNOLOGIES INC
filed 2000-03-03
CIK 1065351

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    _________

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                                    _________

                         Commission File Number 0-24707

                             INET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              75-2269056
         (State or other jurisdiction                 (I.R.S. employer
       of incorporation or organization)             identification no.)


        1255 WEST 15TH STREET, SUITE 600                  75075
                 PLANO, TEXAS                          (Zip code)
        (Address of principal executive
                   offices)

       Registrant's telephone number, including area code: (972) 578-6100

                                    _________

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
             Title of each class                on which registered
             -------------------                -------------------
       COMMON STOCK, $0.001 PAR VALUE                  NASDAQ

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                                    _________

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO __

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES /X/ NO __

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 2000 WAS $423,565,349.

         THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 1, 1999 WAS 46,048,910

                       DOCUMENTS INCORPORATED BY REFERENCE

         CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 16, 2000.

                             INET TECHNOLOGIES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                             PART I

Item 1.  Business ......................................................................   2
Item 2.  Properties ....................................................................  15
Item 3.  Legal Proceedings .............................................................  15
Item 4.  Submission of Matters to a Vote of Security Holders ...........................  15

                                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .........  15

Item 6.  Selected Financial Data .......................................................  16
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................................  17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...................  28
Item 8.  Financial Statements and Supplementary Data ...................................  28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................................  28

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant ...........................  29
Item 11.  Executive Compensation .......................................................  29
Item 12.  Security Ownership of Certain Beneficial Owners and Management ...............  29

Item 13.  Certain Relationships and Related Transactions ...............................  29

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............  30

Signatures .............................................................................  32

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Inet Technologies, Inc. (the "Company" or "Inet") provides communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage communications sessions which include phone calls, dial-up Internet access and other service transactions ("sessions"). Inet's products also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. Inet provides these comprehensive solutions primarily through its GeoProbe and Spectra product offerings.

     The GeoProbe system provides real-time monitoring of Common Channel Signaling System #7 ("SS7") networks and serves as an open platform for business applications developed by Inet, its customers or third parties. GeoProbe's network-wide monitoring applications enable early warning of network faults, collection of statistics for performance evaluation, real-time session tracing and troubleshooting. The GeoProbe-based IT:seven suite of business applications provides reconciliation of billing between carriers, service quality reports and marketing data. The Spectra product can be integrated within the GeoProbe platform or used on a stand-alone basis to provide diagnostic, emulation and load generation capabilities for use by service providers or equipment manufacturers in the design, deployment, commissioning and diagnosis of signaling networks.

     Inet's objective is to be a leading provider of communications software solutions for next-generation networks worldwide. Key elements of Inet's strategy to achieve this objective include: expanding its global market share; increasing its domestic sales and penetration of its existing customer base; enhancing its technological leadership position; expanding its product offerings by leveraging its core competencies in SS7, Internet Protocol ("IP") and broadband communications protocols; and building relationships with strategic partners.

     As of December 31, 1999, the Company had sold its solutions to over 400 customers in more than 50 countries. The Company's target customers include traditional wireline, wireless and next-generation communications carriers as well as equipment manufacturers throughout North America, Latin America, Europe, Middle East, and Africa ("EMEA") and the Asia/Pacific region. A partial list of the Company's carrier customers include AT&T, Bell South, British Telecom, Deutsche Telekom, Global Crossing, KPN Telecom, MCI WorldCom, Nextel, Sprint, Swisscom, Telia, Telkom South Africa and Williams Communications, and a partial list of its equipment manufacturer customers include Alcatel, Cisco, Lucent, Motorola and Nortel. These customers collectively accounted for approximately 60% of the Company's revenues in 1999.

INDUSTRY BACKGROUND

THE TELECOMMUNICATIONS INDUSTRY

     Historically, telecommunications carriers operated in a highly regulated environment with little or no competition. But recently, governments worldwide have begun to deregulate the telecommunications industry. Deregulation has increased the competitive landscape by allowing the emergence of a new breed of communications carriers that are focused on serving a specific market segment. New entrants to the global communications landscape include competitive long distance and local exchange carriers; IP or "next-generation" network providers; Internet Service Providers ("ISPs"); Internet Telephony Service Providers ("ITSPs"); competitors to government post, telephone and telegraph companies ("PTTs") and other licensed operators ("OLOs") outside the U.S.; wireless carriers; and resellers such as prepaid calling card providers. The combination of deregulation, the growth of the Internet and the emergence of next-generation carriers is putting pressure on the traditional telecommunications carriers to reduce costs, improve service performance levels and offer a number of new and enhanced services.

     The increased level of competition is forcing communications carriers to differentiate themselves by providing advanced, value-added services and features. Examples of these services include toll-free "800" numbers, prepaid calling cards, Caller ID, customized routing and billing, voice messaging, Local Number Portability ("LNP"), and Internet access.

     The predominant form of Internet access today, and we believe in the foreseeable future, will be via dial-up over the Public Switched Telephone Network ("PSTN"). The dial-up method of access causes congestion in the carrier's current networks which are engineered and optimized for voice call delivery. As a result, carriers have the need to direct the Internet traffic off of their voice trunk lines and divert it directly to the IP network. This "enhanced routing" will result in network optimization for the carrier and will help maximize the carrier's revenue opportunities by freeing up the trunks for voice calls.

     Competition is also forcing carriers to look closer at their network cost structures. They must be able to provision, monitor and bill for multiple services, including voice-over-packet service, in an efficient manner to both manage costs and increase service to their customers. Although the newer packet-based next-generation networks promise a lower life cycle cost structure, they pose different risks that have not been an immediate issue with traditional networks such as security and voice quality issues. Traditional carriers must be able to secure their networks against potential intrusion from the newer, more hacker-prone, IP networks. As a result, current and new networks are being integrated and carriers need end-to-end management and interoperability solutions without compromising service quality or network security.

     The growth of intelligent networks, coupled with a significant worldwide increase in demand for communications and Internet-related data services, has resulted in corresponding demand for communications infrastructure and advanced networking technologies, including network management, interoperability and diagnostic systems. Communications networks operate in real time and are mission-critical to their end users. Thus, communications carriers must provide the very highest quality and reliability of service to remain competitive. This competition forces carriers to closely examine the services they are providing in terms of performance and customer satisfaction. The ability to provide high performance services to customers is key to minimizing customer turnover, or "churn," in a carrier's customer base.

SS7 AND MODERN COMMUNICATIONS NETWORK ARCHITECTURES

     A communications network not only must convey information between points, it must also determine the best routes for connections, control the allocation of resources used to transfer the information and keep transaction records for billing and measurement purposes. A simple communications session, or other multi-service sessions, involves two types of information: the session content (voice, computer data or video) and information about the session (such as the party initiating the session and the destination party identity) which is required to connect, manage and bill for the session. This information about a communications session or other services is generally referred to as "signaling."

     The first generation of telephone networks was designed to pass both call content and signaling over a single internal network path, called a "trunk," from the source of the call to the called destination. Signaling information was passed via audio tones or voltage changes on the telephone line or trunk connection. It became apparent, however, that the "single path" method of transferring both call content and signaling was inefficient and unreliable as network traffic grew, leading to network congestion and service quality problems. Single path signaling also lacks flexibility because the control information cannot be separated easily from the call content flowing over a trunk. As a result, advanced services cannot be offered in networks in which single path signaling is used.

     These problems were first recognized during the 1960s and were subsequently resolved through the development and deployment of "Common Channel Signaling." In Common Channel Signaling, the call content is separated from the signaling information. The signaling information is then passed over an entirely separate path through the carrier's network, while the call content is passed over a trunk. Signaling paths in the network are connected to a set of systems that control and monitor the progress of calls and other transactions and route the signaling information as required. The signaling paths, or "links," and signaling network control systems comprise a separate network infrastructure, called a "signaling network," that operates in parallel with the network of trunks used to convey call content. The technique is called Common Channel Signaling because signaling information for multiple calls passes over a shared, or "common," set of signaling channels. This method of combining signaling information for multiple calls results in much higher overall network efficiency.

     Modern signaling networks are based on a globally standardized architecture and set of protocols called SS7, or sometimes referred to internationally as "C7." Since the mid-1980s, SS7 has been implemented by telecommunications carriers worldwide, including incumbent carriers, emerging competitive service providers, Internet service providers and wireless carriers. SS7 utilizes digital packet-switching technology and is designed to be robust, flexible, and scalable, enabling telecommunications carriers to provide new services quickly and to optimize the network bandwidth used for trunk connections. When a call is placed, the originating location's call switching equipment uses the SS7 network to "look ahead" and determine whether the destination is busy or otherwise unavailable before allocating a trunk to the call and connecting both parties. The look ahead operation also enables information such as Caller ID to be passed before the call is actually connected. The SS7 network's speed and power allow these operations to occur almost instantly, which significantly reduces the time required to process each call and improves service to the end user.

     The increase in Internet usage has further complicated communications networks. The widespread acceptance of the Internet is making possible a new breed of services that combine voice, data and video. These service applications integrate the use of existing voice or voice-over-packet networks and data networks in a seamless manner. The use of SS7, along with other signaling protocols, is making the implementation of these new services possible.

     The principal components of integrated communications networks are:

     - SIGNALING SERVICE POINT ("SSP"). A subsystem of a telephone switch that connects to the SS7 network and processes signaling information associated with that particular switch. SSPs are the origination and termination points for SS7 messages in the network. SSPs exchange messages with other SSPs, STPs, and SCPs throughout the network.

     - SIGNAL TRANSFER POINT ("STP"). A router that controls the flow of messages among the other elements in the SS7 network. An STP may include additional functionality that allows it to access external databases in addition to performing simple routing based on the source and destination address information included in network messages.

     - SERVICE CONTROL POINT ("SCP"). A database server that provides additional information for call routing, billing and other services.

     - LINKS. A set of dedicated digital channels through which the SS7 messages flow among SSPs, STPs, SCPs and other devices throughout the signaling network. These are typically 56 or 64 kilobits-per-second ("kbps") standard digital connections.

     - MEDIA GATEWAY. A hardware element at the edge of next-generation IP networks that provides the media mapping and/or transcoding functions between dissimilar networks (e.g. PSTN versus an IP network).

     - MEDIA GATEWAY CONTROLLER. A software element within next-generation IP networks that is physically separate from the Media Gateway elements but provides the call processing and control functions for such gateways.

     - SS7/IP SIGNALING GATEWAY. Typically a hardware and software element at the edge of next-generation IP signaling networks that serves as the portal between traditional PSTN SS7 signaling and signaling in IP networks.

     - GATEKEEPER: A software element within next-generation IP telephony networks that sets up the communications path between originating and terminating Media Gateways based on the destination IP address or phone number.

     - SOFTSWITCH. A software element that resides on standard computing platforms and/or high-capacity/high-availability special purpose platforms at the edge of next-generation IP networks. The softswitch separates the call control functions of a phone call to handle call routing, session connection control, service delivery and signaling interworking within IP networks.

NETWORK INTEROPERABILITY: AN EXAMPLE

     In order to better illustrate the critical role of signaling in the convergence of communications networks, and to demonstrate the complexity of inter-networking, consider the theoretical example of a person in New York that is placing a call from an IP terminal/phone to a telephone number in Dallas that is within the traditional PSTN. Furthermore, lets assume that the dialed number may be ported as a result of Local Number Portability.

     The dialed digits are first transported from the IP terminal/phone via IP packets to the originating Gatekeeper within the IP telephony network. The originating Gatekeeper examines the dialed digits (972-578-6100) and determines that the exchange (578) has some numbers that have been ported to another circuit switch within the PSTN. To determine this for sure regarding the exact number that is being dialed, the originating Gatekeeper must launch a query from the IP telephony network to the Intelligent Network of the PSTN. The first step in accomplishing this is for the originating Gatekeeper to send a LNP query to the SS7/IP Signaling Gateway within the IP telephony network. The SS7/IP Signaling Gateway correctly reformats and routes the originating Gatekeeper's query to the PSTN SS7 network. The PSTN SCP, which receives the query, responds with the appropriate LNP information. This response is routed back through the SS7 network via STPs, to the SS7/IP Signaling Gateway. The Signaling Gateway then correctly reformats and routes the response to the originating Gatekeeper in the IP network.

     With the LNP information, the originating Gatekeeper is now able to determine the destination Gatekeeper in the IP telephony network that is able to route the call to the true geographical location of the dialed number within the PSTN. With this, the original Gatekeeper signals the destination Gatekeeper and asks if there is availability on the destination Media Gateway to handle the call. The destination Gatekeeper signals back with availability status and information regarding what the correct IP address should be for the call to reach the desired Media Gateway in the IP telephony network. The original Gatekeeper now sends this information back to the originating IP terminal/phone.

     The originating IP terminal/phone now establishes a virtual circuit via the IP network with the desired Media Gateway. The virtual circuit is identified by certain references that will then be used by both the IP terminal/phone and the Media Gateway to identify all IP packets flowing between the two for the duration of the call. Concurrently with this, the Media Gateway Controller orchestrates the connectivity of the Media Gateway with the PSTN circuit switch. This is done (via the Signaling Gateway) by sending a call setup message to the appropriate circuit switch via the PSTN's SS7 STP routers. The Media gateway is then connected to a "trunk circuit" of the PSTN's switch, and the PSTN signals back to the SS7/IP Signaling Gateway that the call has been successfully established. Subsequently, the Signaling Gateway sends the same indication of call establishment back to the originating Gatekeeper. The exchange of IP packets proceeds until either party terminates the call.

THE NEED FOR SIGNALING NETWORK MANAGEMENT AND OPTIMIZATION SOLUTIONS FOR CONVERGING NETWORKS

     As the example above illustrates, even a relatively simple transaction like an LNP call requires a sophisticated series of signaling network operations. Long-distance authorization codes, prepaid calling cards, cellular phones, "800" and other advanced services increase the number of signaling messages required for each network transaction, which in turn tends to increase the number of elements and links required in the network.

     Each signaling network typically contains equipment and software manufactured by multiple vendors. Moreover, multiple signaling networks are connected between carriers, often spanning international boundaries. The entire "network of networks" must operate as a seamless whole, in real time, with a minimal number of errors. Any indication of trouble in the network must be detected and diagnosed as quickly as possible. Network capacity utilization must be monitored continuously for "bottlenecks" and other conditions. To maintain reliability, each new connection between two carriers' networks must be certified and approved by the engineering staffs at both carriers before traffic is allowed to flow through the connection.

     In the past, when signaling was used exclusively on wireline networks to complete standard telephone calls, it was sufficient for carriers to employ localized diagnostic equipment and a large number of technicians who could be dispatched in a reasonable timeframe to any point where trouble was suspected or where new connections were being installed. However, this approach is not readily scalable. It requires a significant number of people with specialized domain expertise and does not adequately provide for diagnosis of network-wide, interrelated conditions that tend to arise in complex environments. The combination of new and different types of interconnected signaling networks (such as satellite, cellular and packetized networks), increased traffic levels and complexity within each signaling network, and strict performance requirements has led to an increased need for systems and software that enable carriers to get a complete picture of all signaling network facilities and monitor any or all signaling message traffic in real time. Comprehensive network management solutions are required to enable advanced intelligent networks to reach their full potential.

     There is also a growing need for signaling network management systems to be fully integrated into the overall collection of systems that manage all aspects of a carrier's operations, such as billing, service order entry, provisioning, repair, and service definition. Seamless integration of signaling management with applications that enable a carrier to use and leverage the information gathered in its signaling network allows a carrier to improve its customer service, reduce costs, increase operational efficiency and realize revenues where otherwise not possible. To provide a carrier with these advantages, a signaling network management system must offer a suite of software applications above and beyond more traditional management functions such as monitoring and diagnostics.

THE INET SOLUTION

     Inet provides communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage communications sessions. Inet's products also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. Inet provides these comprehensive solutions through its network optimization and diagnostic product offerings.

     Inet's network optimization products are based on an open, real-time platform upon which Inet, its customers or third parties can develop advanced applications. Inet's flagship network optimization product currently is the GeoProbe. The GeoProbe's network-wide monitoring applications enable early warning of network faults, collection of statistics for service performance evaluations, real-time session tracing and troubleshooting. The GeoProbe-based IT:seven suite of business applications (GeoBill, GeoConnect and GeoCare), provides reconciliation of billing between carriers, service quality reports and marketing data. The GeoProbe provides many advantages, including:

     - GLOBAL NETWORK VIEW. GeoProbe is designed to provide a comprehensive view of a carrier's entire signaling network. This design ensures that all relevant events and/or signaling throughout the carrier's network, regardless of their point of origin, path and termination point, are properly correlated and processed for presentation to network management systems or personnel. In the absence of such a global approach, carriers must rely on a patchwork of systems scattered throughout their networks in order to diagnose problems. Inet's proprietary tracking technology enables a carrier to reconstruct an entire session and its related transactions at any time during or after the session. Traditional sampling techniques, by contrast, tend to produce erroneous and inaccurate results because collected data is usually incomplete and only local in scope.

     - REAL-TIME FUNCTIONALITY. GeoProbe is designed to collect, process and present data in real time, even under extreme network load conditions. This key attribute makes real-time management and operation of signaling networks possible. Without a real-time monitoring system, carrier networks are more vulnerable to overloads, fraud and delayed problem resolution, which can lead to customer dissatisfaction and compromised network integrity.

     - ADVANCED ENGINEERING AND PLANNING CAPABILITIES. GeoProbe continuously provides an accurate and detailed view of real-time and historical statistics on a carrier's signaling network usage and the service applications delivered through the network. This allows carriers to implement network designs optimized for cost and performance, and to refine network configuration over time based on changes in demand. For example, a carrier can use data collected by GeoProbe to identify a point in the network that is constricting traffic flow. The carrier can then install additional equipment at that point, increasing the throughput of its entire network.

     - FAST, COST-EFFECTIVE DIAGNOSTICS. GeoProbe's software applications rapidly isolate problems between interconnected signaling elements and networks, enabling communications carriers to reduce downtime, maintenance and costs.

     - REDUNDANCY AND RELIABILITY. GeoProbe is available with various levels of redundancy in order to guard against data loss and help ensure that critical applications remain operational. Available redundancy features include power, interfaces, processors, storage devices and transport network access, and certain business applications such as billing.

     - VENDOR INDEPENDENCE. All GeoProbe applications are based on data captured directly from the signaling network, as opposed to information provided in vendor-specific format by individual network elements such as STPs, SCPs or next-generation network elements. As a result, carriers can use GeoProbe regardless of which vendors' equipment is deployed in their signaling network.

     Inet's diagnostic products are vendor-independent tools that provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks as well as quality of service measurement in voice-over-packet networks. Currently, Inet's diagnostic products include Spectra and the Spectra Trunk Tester. These can be integrated within the GeoProbe platform or used on a stand-alone basis with a carrier's own equipment. These products also can be used by equipment manufacturers to design and test signaling and next-generation network equipment. Key benefits of Inet's diagnostic products are:

     - EASE OF USE. These products provide a multitude of easy-to-access emulation and diagnostic functions. These capabilities allow testing and troubleshooting personnel to quickly and effectively perform tasks that would otherwise require lengthy set-up times and programming efforts.

     - COMPREHENSIVE CAPABILITIES. The diagnostic product line provides customers with the ability to monitor, emulate and generate signaling data for use in troubleshooting, validation, conformance and regression testing of switches and other network equipment. The load generation capabilities and multiple emulation functions can test the various layers of the signaling protocol, up to and including the signaling information involved with complex applications, such as LNP.

     - MULTIPLE PROTOCOL SUPPORT. The diagnostic products enable network equipment manufacturers and communications carriers to perform end-to-end testing of applications utilizing multiple signaling protocols, such as country-specific variations of signaling. They alleviate the need to use multiple diagnostic tools and provide easy and consolidated access to test results.

     - VERSATILE CONFIGURATION AND COMPATIBILITY WITH GEOPROBE. Inet offers these products in a rack-mounted version that supports up to 16 links and a portable version that supports up to eight links. The versatility is enhanced by the product's portability as well as the ability to integrate with the GeoProbe system.

     Together, Inet's network optimization and diagnostic products represent an integrated and comprehensive set of solutions for signaling network design, monitoring, management, testing and diagnosis.

THE INET STRATEGY

     Inet's objective is to be a leading provider of communications software solutions for next-generation networks worldwide. Key elements of Inet's strategy to achieve this objective include:

     EXPAND GLOBAL MARKET SHARE. The Company is pursuing business in markets throughout the world that are in the process of being deregulated or privatized. The percentage of the Company's revenues attributable to international markets were approximately 52% in 1999 and is expected to remain a substantial portion of the Company's revenues going forward. The Company believes that its future growth and profitability require continued expansion in international markets. Inet also selectively pursues incumbent carriers in newly emerging markets and in advanced but monopolistic markets in order to establish its presence in these markets prior to the time at which such a market is deregulated or privatized. The Company intends to expand its international presence by adding offices or distributors in key global markets.

     ACCELERATE DOMESTIC SALES AND INCREASE PENETRATION OF EXISTING CUSTOMER BASE. Inet intends to seek additional revenue opportunities by working closely with its installed customer base to identify opportunities for the sale of additional GeoProbe systems, add-on business applications and other new products. Based on experience with its existing customers, the Company believes that achieving early widespread deployment of the GeoProbe in a particular carrier's network provides significant ongoing opportunities for sales of additional GeoProbe systems, add-on applications and new products. The Company is expanding its domestic sales force in order to pursue opportunities with its installed customer base, as well as first-time sales to new customers.

     ENHANCE TECHNOLOGY LEADERSHIP POSITION. The Company intends to maintain its position as a technological leader in signaling network management and associated business solutions. To accomplish this objective, the Company intends to, among other things, continue investing in research and development for both new product development and enhancements to its current products.

     EXPAND PRODUCT OFFERINGS. Inet believes that it has gained significant expertise in signaling, Internet Protocol and broadband communications technologies in the course of the design, development and implementation of its current product offerings and through its work with its existing customer base. The Company intends to leverage its core competency in signaling to expand its current product offerings and to develop new product offerings for complementary signaling environments such as IP, Asynchronous Transfer Mode ("ATM") and Internet telephony.

     BUILD RELATIONSHIPS WITH STRATEGIC PARTNERS. Inet intends to build strategic relationships with complementary software vendors and signaling equipment manufacturers worldwide in order to integrate the Company's product offerings with others' products and/or to create joint-marketing opportunities. In addition, the Company intends to augment its sales efforts by establishing and expanding relationships with other communications equipment vendors, systems consulting and integration firms and network management providers.

PRODUCTS

NETWORK OPTIMIZATION PRODUCTS

     Inet's flagship product in the network optimization area is currently the GeoProbe. The GeoProbe system contains the following key elements:

     - A core hardware platform designed as a scalable, distributed, RISC-based multi-processing data input/output platform, which captures network data traffic and processes that data through multiple software applications.

     -  Advanced signaling network monitoring software applications.

     - The Company's OpenSeven application programming interface ("API"), which enables customers and third-party developers to customize and extend the features of the system.

     - A suite of business software applications (called IT:seven) which enable a carrier to leverage the data collected by the GeoProbe system to achieve minutes-of-use interconnect billing, usage measurement billing, customer quality assurance and service level performance monitoring. The applications, which were introduced in late 1999, include GeoBill, GeoConnect and GeoCare. The raw signaling data gathered from a carrier's network is taken a step further via these applications to provide support for potential revenue generating opportunities such as improved interconnect billing or marketing/customer care information.

     The GeoProbe system provides a network-wide view regardless of topology or number of protocols in use. GeoProbe passively (i.e., non-intrusively) monitors all messages that flow over each signaling link and can automatically correlate these messages to reconstruct every session in a carrier's network. This capability provides comprehensive session analysis for troubleshooting, problem detection, and network integrity assurance. In addition, the information collected by GeoProbe improves a carrier's ability to optimize its network and provide enhanced services to its customers.

     GeoProbe provides session data and network status information to users via a graphical user interface ("GUI") and through Web-based reporting applications. GeoProbe displays maps that represent network elements (e.g., SSPs, STPs, SCPs and Gateways). When failures or user-specified events occur, an icon representing the affected network element changes to alert the user to potential trouble or the occurrence of the failure or event. GeoProbe also provides users with the flexibility to configure their system to set up triggers (i.e., event detection), filters, alarms and statistics based on their specific needs.

     The GeoProbe platform contains three elements: SpIprobes, SpIstations and SpIservers. This modular design accommodates growth in a carrier's network and facilitates the implementation of enhanced features simply by adding processor cards to the SpIprobes or deploying additional SpIstations.

     GEOPROBE SOFTWARE APPLICATIONS. Inet has developed a number of software applications for use with GeoProbe. These applications incorporate Oracle's relational database and the X-Windows OSF/Motif toolkit. In addition, Inet's OpenSeven API provides the carrier's personnel or a third-party software developer with the ability to expand or customize existing applications or develop new applications to meet their needs. Some of the applications include:

     - NETWORK SURVEILLANCE. Enables detection of faults, alarming, mass call onset detection and other network related performance measurements.

     - NETWORK MONITORING AND TROUBLESHOOTING. Provides network wide protocol analysis and call trace functions for use in troubleshooting call and transaction-related failures.

     - SERVICE PERFORMANCE MONITORING. Provides performance measurement of a number of services such as "800," freephone, LNP, roaming and other Intelligent Network applications.

     -IT:SEVEN GEOBILL. Interconnect billing application that presents data in the form of Call Detail Records ("CDRs") and Usage Measurement ("UM") data and feeds the data to the carrier's revenue center and/or billing system. Also provides capability for special studies.

     -IT:SEVEN GEOCONNECT. Interconnect billing application for auditing and invoicing. Organizes data from CDRs into user-friendly reports that can be used to support invoices received from other carriers.

     -IT:SEVEN GEOCARE. Marketing and customer care application for dynamic service and real-time customer management. Provides service level metrics as well as data regarding interconnect performance and traffic management.

     -FRAUD MANAGEMENT. Collects data and feeds it to real-time fraud detection systems.

     Pricing for a GeoProbe system varies based on a number of factors, such as the amount of network traffic, network size, network configuration, number of protocols present, and number and type of add-on applications. GeoProbe system add-ons are priced according to similar metrics. Prices for GeoProbe systems have ranged from approximately $350,000 to approximately $13 million. Since 1995, the Company has sold GeoProbe systems to over 50 customers worldwide.

DIAGNOSTIC PRODUCTS

     Inet's diagnostic products, designed to serve either as stand-alone tools or to be integrated with GeoProbe, provide communications carriers with the ability to quickly and cost-effectively design, deploy and maintain their networks. Currently, Inet's diagnostic products include Spectra and the Spectra Trunk Tester. These products offer a wide array of filters, traps, traces and other diagnostic capabilities. They also can be used by equipment manufacturers in the design of new products through the extensive emulation and conformance packages and their ability to simulate network conditions.

     These multi-protocol diagnostic tools are targeted to the needs of advanced IP, SS7/C7, PCS, GSM, IS-41, X.25 and ISDN networks and development environments. They are designed for ease-of-use, with an intuitive user interface featuring pop-up menus and single-keystroke commands. They can be configured by the user to change message text and monitoring scenarios and to save commonly used configurations, filters, tests and other settings for quick setup. They translate complex signaling messages into plain language, and the display format shows network statistics and test results in an easy-to-understand format.

     These products can be purchased in either a portable version, capable of monitoring up to eight full-duplex links, or in a rack-mounted configuration that can monitor up to 16 full-duplex links. Depending on configuration and enhancements, prices for a unit generally have ranged from approximately $15,000 to $150,000. Since the first diagnostic sale in 1990, over 3,000 units have been sold to over 400 customers worldwide.

PRODUCTS UNDER DEVELOPMENT

     The Company utilizes a common standards-based open architecture approach in the design of its products. This approach facilitates and accelerates the development of new applications and products and permits the Company to enhance existing products by substituting new hardware or software modules. This modular approach also helps to extend the life cycles of the Company's products, ensure compatibility among successive generations of products and simplify the manufacturing process.

     In terms of current product enhancements for the GeoProbe, the Company's current and planned product development efforts include a high-speed link interface module as well as the capability to monitor signaling in IP networks. One of the enhancements being developed for the diagnostic product line is a high-speed link interface.

     In the area of new products, the Company has on-going product development efforts to provide network optimization and interoperability solutions between SS7 and IP networks in the form of the GeoGate platform and associated applications. Initial applications on the GeoGate platform, which will be introduced in 2000, include an Internet Access softswitch solution that will divert Internet traffic from the PSTN directly to the IP network as well as a "security gateway" application that will ensure secure passage of information between current and next-generation networks. The GeoGate is expected to target applications that provide seamless communications software solutions for integrated networks.

     Products as complex as those currently under development by the Company frequently are subject to delays, and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Moreover, even if such potential new products are developed and introduced, there can be no assurance that they will achieve any significant degree of market acceptance. Failure to release these or any other potential new products on a timely basis, or failure of these or any other potential new products, if and when released, to achieve any significant degree of market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMERS

     As of December 31, 1999, the Company had sold versions of its products to over 400 customers in more than 50 countries. In 1997, British Telecom accounted for approximately 14% of the Company's revenues. Other than British Telecom in 1997, no individual customer accounted for 10% or more of the Company's revenues in 1999, 1998 or 1997. The Company's target customers include communications carriers and equipment manufacturers throughout North America, Latin America, EMEA and the Asia/Pacific region.

     The following is a representative list of customers in various market segments which have purchased in excess of $250,000 worth of the Company's products since 1997. These customers collectively accounted for approximately 71%, 69% and 66% of the Company's revenues in 1999, 1998 and 1997, respectively.

       LONG DISTANCE CARRIERS (IXCs)     WIRELESS CARRIERS         PTTs         EQUIPMENT MANUFACTURERS
       -----------------------------   ---------------------  ----------------  ------------------------
      AT&T                             Airtouch               British Telecom   Alcatel
      MCI WorldCom                     Alltel                 Cable & Wireless  Telcordia (Bellcore)
      Sprint                           AT&T Wireless          Deutsche Telekom  Cisco
         LOCAL EXCHANGE CARRIERS       Bell Atlantic Mobile   Eircom            Ericsson
         -----------------------       Bell South Mobility    KPN Telecom       Lucent
      Bell Atlantic                    CellularOne-Maryland   Latvia PTT        Motorola
      Brooks Fiber                     Entel-Chile            o.tel.o           Nortel
      Cincinnati Bell                  LA Cellular            Portugal Telecom
      Intermedia Communications        Nextel                 Singapore Telecom
      LDI                              PrimeCo                SPT Telecom
         NEXT GENERATION CARRIERS      Startel                Telecom Italia
         ------------------------      Swisscom               Telia
      Global Crossing                  Telebahia              Telkom So. Africa
      Williams Communications          Western Wireless       Telstra

SALES, MARKETING AND SUPPORT

SALES AND MARKETING

     The Company sells its products to communications carriers and equipment manufacturers globally through both direct and indirect channels. Domestically, the direct channel is used for all product lines with the Company's sales force which is structured around a two-tier model: strategic accounts and geographic areas. Internationally, the Company uses both channels. GeoProbe is sold directly and in cooperation with system integrators, distributors and consultants, while the diagnostic products are sold primarily via distributors. The Company maintains six sales offices in the U.S. and sales support facilities outside London, England and in Frankfurt, Germany and Roissey, France.

     Sales of the Company's products are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Prospective customers generally commit significant resources to an evaluation of the Company's and its competitors' products and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level employee. The Company frequently experiences delays following initial contact with a prospective customer and expends substantial funds and management effort pursuing these sales. Additionally, delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging from six to 12 months for GeoProbe sales (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to six months for occasional, large diagnostic product sales. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a particular quarter, particularly if there are significant sales and marketing expenses associated with any deferred or lost sales.

     The Company's primary marketing activities include raising potential customer awareness of the benefits of actively managed signaling networks and interoperability benefits as well as identification of new opportunities with existing customers. To accomplish these tasks, Inet uses direct sales and marketing efforts, advertising in trade magazines, exhibitions at industry trade shows and presence on the Internet via the Company's website. These activities focus on generating qualified sales leads and demonstration opportunities for the Company's products.

     The Company provides extensive training and support for its direct sales force and its worldwide distributors, including classroom training, product brochures, demonstration systems and promotional literature.

SERVICES, SUPPORT AND WARRANTY

     The Company believes that customer service, support and training are important to building and maintaining strong customer relationships. The Company services, repairs and provides technical support for its products. Support services include 24-hour technical support, remote access diagnostic and servicing capabilities, installation support and advance replacements for emergency situations. The extent and nature of customer interaction with the support organization are shared with the sales organization via a common database.

     The Company maintains an in-house repair facility and provides on-going telephone assistance to customers from its support center in Plano, Texas. In addition, the Company services its customers in EMEA from product support offices located outside London, England and in Frankfurt, Germany. As Inet's customers become more geographically diverse, the Company may open service centers in other key locations.

     The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties.

     The Company also provides varying levels of extended product support under support services agreements. Support services agreements are typically sold to customers for a one-year term and may be renewed for additional one-year periods. Customers that do not renew their support services agreements but wish to obtain product updates and new version releases generally are required to purchase such items from the Company at market prices.

RESEARCH AND DEVELOPMENT

     The Company's product development efforts include expenditures for research and development, new product design and enhancement of existing products. Research and development expenses were $21.8 million, $15.7 million and $9.7 million in 1999, 1998, and 1997, respectively.

     The Company's primary development facilities are located at its Plano, Texas headquarters. The Company believes that recruiting and retaining highly-skilled, engineering personnel is essential to its success. To the extent that the Company is not successful in attracting and retaining qualified technical personnel, its business, financial condition and results of operations could be materially adversely affected.

     The Company's products are designed to comply with a significant number of standards and regulations, some of which are evolving as new technologies are deployed. For sales to customers in the U.S., the Company's products must comply with various standards established by Telcordia (formerly Bellcore) and the American National Standards Institute. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union and the European Telephone Standards Institute. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving standards could have a material adverse effect on the Company's business and operating results.

MANUFACTURING

     Inet's production process consists of procurement and inspection of components, final assembly, burn-in, quality control testing and packaging. Inet outsources the manufacturing of its hardware to a number of Texas-based contract manufacturers. The Company has obtained ISO 9001 certification for in-house processes and has obtained the CE certification for shipments to the European Community.

     Inet generally uses industry-standard components for its products which are available from multiple sources. However, the Company's products currently utilize certain semiconductors that are available from only one manufacturer and other components that are available from a limited number of suppliers. The Company attempts to minimize the need for sole and limited source components by performing design reviews, prior to the manufacture of any new product, during which the Company seeks to eliminate sole source components. During manufacture, Inet forecasts annual parts usage and meets with key vendors to obtain their commitment to meet forecast supply needs. The Company periodically reevaluates the sources of components identified as having potential delivery problems and the costs and benefits of redesigning the Company's products to incorporate alternative components. If any sole or limited source components should become unavailable, Inet believes that it could design similar functionality into its product using other components.

COMPETITION

     The market for signaling-based communications network management applications is relatively new, intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition is expected to persist, intensify and increase in the future. The Company competes with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. GeoProbe principally competes with products offered by Agilent Technologies, a subsidiary of Hewlett-Packard Company. The diagnostic tools principally compete with products offered by Agilent Technologies, Tekelec and Tektronix, Inc. There have been new entrants in both the network optimization and diagnostic product areas, but to date they do not comprise a significant portion of the market. Certain of the Company's competitors have, in relation to the Company, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources.

     The Company believes that its ability to compete successfully depends on numerous factors, both within and outside the Company's control, including: responsiveness to communications service providers' needs; the Company's ability to support existing and new industry standards; the development of technical innovations; the attraction and retention of qualified personnel; regulatory changes; the quality, reliability and security of the Company's and its competitors' products and services; sufficient market presence by the Company; the ability to execute a strategy of rapid expansion; ease of use of the Company's products; the pricing policies of the Company's competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; and general market and economic conditions.

PROPRIETARY RIGHTS

     The Company's continued success is dependent in part upon its proprietary technology. To protect its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect the

Company's proprietary rights in the products to the same extent as do the laws of the U.S. Moreover, although the Company holds two U.S. patents, has additional patent applications pending and is in the process of preparing additional patent applications for filing, there can be no assurance that the Company will receive additional patents. Despite the measures taken by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary technology and information without authorization. Policing unauthorized use of the Company's products is difficult, and litigation may be necessary in the future to enforce the Company's intellectual property rights. Any such litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management resources, and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in protecting its proprietary technology or that the Company's proprietary rights will provide a meaningful competitive advantage to the Company.

     The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions.

EMPLOYEES

     As of December 31, 1999, the Company had 457 employees, of whom 236 were engaged in research and development, 58 were engaged in sales and marketing, 63 were engaged in customer support services, 50 were engaged in manufacturing and 50 were engaged in administrative and other business support functions. The Company believes it has experienced good employee relations to date.

ITEM 2.   PROPERTIES.

     The Company is headquartered in Plano, Texas, where it currently leases approximately 109,000 square feet of office space. On January 27, 2000, the Company signed a lease to replace the existing leases for its operations. The new lease agreement expires on June 30, 2010. Beginning in July 2000, the Company will occupy approximately 190,000 square feet of office space in Richardson, Texas. The Company also leases sales offices in Colorado, Georgia, Illinois, Maryland, Pennsylvania and Washington. Additionally, the Company leases four international offices, two outside of London, England which provide product and sales support, and sales support facilities in Frankfurt, Germany and Roissey, France.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company effected its initial public offering on May 26, 1999 at a price of $16.00 per share. Since that date, the Company's common stock has traded on the Nasdaq National Market under the symbol "INTI." Prior to May 26, 1999, there was no established public trading market for any of the Company's securities.

     The following table sets forth, for the periods indicated, the range of high and low closing sales prices for the common stock as reported on the Nasdaq National Market.

           FISCAL 1999                                        HIGH              LOW
           -----------                                        ----              ---
           Second Quarter (from May 26, 1999)               $ 24.00           $ 16.00
           Third Quarter                                      39.91             23.25
           Fourth Quarter                                     70.25             32.75

     On March 1, 2000, the last reported sales price of the common stock was $49.63 per share. As of March 1, 2000, there were approximately 174 stockholders of record (not including beneficial holders of stock held in street name) of the Company's common stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company's revolving credit facility restricts the payment of cash dividends without the bank's consent. Future dividends, if any, will be determined by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected consolidated financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Annual Report.

                                                                         YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          1999          1998        1997         1996         1995
                                                       ----------     --------    --------     --------    ---------
                                                                   (in thousands, except per share data)
STATEMENTS OF INCOME DATA:
Revenues...............................................$  109,983     $ 77,428    $ 57,701     $ 42,041    $ 17,531
Income from operations..................................   34,752       24,153      19,096       13,288       2,239
Income before provision for income taxes................   44,663       24,980      19,112       13,260       2,303
Net income..............................................   29,701       17,085      12,714        8,936       1,659
Earnings per share (1):
          Basic........................................$     0.68       $ 0.42      $ 0.31       $ 0.22      $ 0.04
          Diluted.......................................     0.66         0.40        0.30         0.22        0.04
Weighted average shares outstanding (1):
          Basic.........................................   43,449       40,879      40,855       40,615      39,600
          Diluted.......................................   45,037       42,452      41,722       41,069      41,207

                                                                               DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          1999          1998        1997         1996         1995
                                                       ----------     --------    --------     --------    ---------
                                                                              (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents............................... $127,903     $ 21,914     $ 3,386      $   742     $   181
Working capital.........................................  123,909       38,313      24,290       15,101       6,130
Total assets............................................  169,917       65,508      38,758       27,105      18,641
Stockholders' equity....................................  133,423       46,813      29,386       16,614       7,629

----------

(1) See Note 1 in Notes to Consolidated Financial Statements for the determination of shares used in computing basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL FACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT THE BUSINESS, FINANCIAL CONDITION, BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT, AND PROSPECTS OF THE COMPANY ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, FLUCTUATIONS IN QUARTERLY FINANCIAL RESULTS, DEPENDENCE ON THE TELECOMMUNICATIONS INDUSTRY, LENGTHY SALES CYCLES, PRODUCT CONCENTRATION, RELIANCE ON SIGNALING NETWORKS, REGULATORY UNCERTAINTY, COMPETITION, DEPENDENCE ON KEY PERSONNEL, RAPID TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS, INTERNATIONAL OPERATIONS, POTENTIAL ACQUISITIONS, PROPRIETARY RIGHTS, PRODUCT LIABILITY, AND OTHER RISKS INDICATED IN THIS FILING. THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL, AND IN MANY CASES, THE COMPANY CANNOT PREDICT THE RISKS AND UNCERTAINTIES THAT COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "CONTINUE," "MAY," "WILL," "COULD" OR THE NEGATIVE OF SUCH TERMS AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Inet was founded in 1989, and during the early stages of its operations it focused primarily on developing and selling diagnostic tools that addressed a predecessor to the SS7 signaling protocol. As the telecommunications industry increasingly adopted SS7, the Company shifted its focus to developing and deploying SS7-based solutions as well as broadening its product offerings. The diagnostic tool Spectra was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, the Company focused a significant portion of its product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of the GeoProbe in late 1995. The Company continues to focus significant resources on the development of enhancements to Spectra, enhancements and add-on applications to GeoProbe as well as new products in the network optimization and interoperability areas of next-generation networks.

     Historically, the Company has generated substantially all of its revenues from Spectra and GeoProbe. Revenues attributable to GeoProbe represented a majority of total revenues in 1999 and 1998. Revenues attributable to Spectra represented a majority of total revenues in 1997. Although Inet expects Spectra revenues to continue to represent a significant portion of total revenues for the foreseeable future, Spectra sales are expected to continue to decline as a percentage of total revenues as a result of increasing sales of GeoProbe and new products. The remaining revenues are derived from sales of other products and training, warranty and support services related to the Company's products.

     Product revenues are generally recognized in the period the Company has completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable by the Company's management. When the Company has significant obligations subsequent to shipment (e.g., installation and system integration), revenues are not recognized prior to the time the system has been delivered and installed at the customer's premises and there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. Revenues from product support services, including product support services included in initial licensing fees, are recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value determined using vendor-specific objective evidence.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                      1999       1998       1997
                                                                    --------   --------   --------
                 Revenues.......................................      100.0%     100.0%     100.0%
                 Cost of revenues...............................       28.9       28.9       27.4
                                                                      -----      -----      -----
                   Gross profit.................................       71.1       71.1       72.6
                 Operating expenses:
                   Research and development.....................       19.8       20.3       16.7
                   Sales and marketing..........................       11.5       11.1       13.4
                   General and administrative...................        8.2        8.5        9.4
                                                                       ----      -----      -----
                           Total operating expenses.............       39.5       39.9       39.5
                                                                      -----      -----      -----
                 Income from operations.........................       31.6       31.2       33.1
                 Other income...................................        9.0        1.1        0.0
                                                                      -----      -----      -----
                 Income before provision for income taxes.......       40.6       32.3       33.1
                 Provision for income taxes.....................       13.6       10.2       11.1
                                                                      -----      -----      -----
                 Net income.....................................       27.0%      22.1%      22.0%
                                                                      =====      =====      =====

REVENUES

     Revenues increased 42.1% to $110.0 million in 1999 from $77.4 million in 1998, and increased 34.2% in 1998 from $57.7 million in 1997. The increases were primarily due to increased unit sales of GeoProbe and Spectra during both 1999 and 1998. Revenues from products other than Spectra and GeoProbe collectively accounted for less than 10% of total revenues in all three years. International revenues were 51.7%, 52.2% and 52.6% in 1999, 1998 and 1997, respectively. No individual country, other than the United States, accounted for 10% or more of total revenues in 1999 and 1998. During 1997, revenue from customers in the United Kingdom accounted for approximately 14% of total revenues. No individual customer accounted for 10% or more of total revenues in 1999 and 1998. During 1997, revenues from British Telecom accounted for approximately 14% of total revenues. The Company anticipates that in the future, individual, large transactions may represent a large percentage of revenues, particularly on a quarterly basis.

COST OF REVENUES

     Cost of revenues consists primarily of hardware expenses and personnel costs related to the manufacturing, installation and support of the Company's products. Cost of revenues were $31.8 million, $22.4 million, and $15.8 million, representing 28.9%, 28.9% and 27.4% of revenues in 1999, 1998, and 1997, respectively. The increase in absolute dollars during both 1999 and 1998 primarily resulted from additional hardware costs associated with increased unit sales, related installation expenses, and additional support costs. New product offerings or changes in the Company's product mix can affect the cost of revenues as a percentage of revenues. The Company believes that at least through 2000 cost of revenues should not vary significantly as a percentage of revenues from the level experienced in 1999.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of salaries and other related expenses associated with the Company's research and development activities. Such expenses were $21.8 million, $15.7 million, and $9.7 million, representing 19.8%, 20.3% and 16.7% of revenues in 1999, 1998, and 1997, respectively. The increase in absolute dollars in 1999 compared to 1998 was primarily related to increased staffing dedicated to research and development activities and increased expenses associated with materials and equipment used in research and development activities. The decrease as a percentage of revenues in 1999 compared to 1998 was partially attributable to the decrease in research and development expenses associated with the wireless data asset product line, which was sold in September 1999, as well as relatively higher revenues of the Company. The increases in absolute dollars and as a percentage of revenues in 1998 compared to 1997 were primarily attributable to increased staffing dedicated to research and development activities. The Company expects that research and development expenses in future periods will increase in absolute dollars and as a percentage of revenues as these investments are crucial to the Company's ability to evolve its technologies and expand its product offerings to meet its customers' needs.

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

     SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily consist of personnel and travel expenses related to sales and marketing, distributor commissions and expenses of trade shows and advertising. Such expenses were $12.6 million, $8.6 million, and $7.7 million, representing 11.5%, 11.1% and 13.4% of revenues in 1999, 1998, and 1997, respectively. The increase in absolute dollars in 1999 compared to 1998 was attributable to the continued expansion of the Company's direct sales force, continued investment in expansion of international sales activities, and increased marketing and promotion activities. The increase in absolute dollars in 1998 compared to 1997 was primarily attributable to increased staffing and related expenses as the Company established new domestic sales offices and increased marketing and promotional activities. The decrease as a percentage of revenues during 1998 was primarily attributable to relatively higher revenues. The Company believes that sales and marketing expenses will continue to increase in absolute dollars and as a percentage of sales at least through 2000 due to planned expansion of its domestic and international sales and marketing efforts and related expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of personnel, facilities and other costs of the finance, administrative and executive departments of the Company as well as fees and expenses associated with legal and accounting requirements. Such expenses were $9.0 million, $6.6 million, and $5.4 million, representing 8.2%, 8.5% and 9.4% of revenues in 1999, 1998, and 1997, respectively. The increase in absolute dollars in 1999 compared to 1998 was primarily attributable to increased staffing costs associated with the growth of the Company and increased accounting and professional fees related to being a public company. The increase in absolute dollars in 1998 compared to 1997 was primarily attributable to increased staffing costs. General and administrative expenses decreased as a percentage of revenues during 1999 and 1998 primarily due to relatively higher revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company anticipates that general and administrative expenses will continue to increase in absolute dollars as the Company continues to support its growth by adding necessary infrastructure. However, the Company does not expect general and administrative expenses to grow at the same rate as revenues.

OTHER INCOME

     Other income was $9.9 million, $827,000 and $16,000 in 1999, 1998 and 1997, respectively. For 1999, the increase primarily resulted from two factors, a $5.9 million gain on the sale of the Company's wireless data assets and an increase in interest income due to higher balances of cash and cash equivalents. In general, the increase in cash and cash equivalents resulted from proceeds from the Company's initial public offering completed in June 1999, increased cash flows from operations, and proceeds from the sale of the Company's wireless data assets. Proceeds from the offering were approximately $55.7 million in cash, net of underwriting discounts, commissions and other offering costs. For 1998, the increase resulted from increased interest income due to higher balances of cash and cash equivalents resulting from increased cash flow from operations.

PROVISION FOR INCOME TAXES

     The Company recorded income tax expense of $15.0 million, $7.9 million and $6.4 million in 1999, 1998 and 1997, respectively. The Company's effective income tax rates were 33.5%, 31.6% and 33.5% in 1999, 1998 and 1997, respectively. The lower effective tax rate in 1998 was primarily the result of state tax benefits realized in 1998.

SALE OF WIRELESS DATA ASSETS

     In September 1999, the Company sold its wireless data product line and related assets to Nextcell, Inc., an entity controlled by a related party, for a cash purchase price of $7.0 million. The Company recorded a pre-tax gain of $5.9 million and an after-tax gain of $3.9 million, or $0.09 per share on a diluted basis, for 1999. Without the gain on the sale of the wireless data assets, the Company's diluted earnings per share were $0.57 for 1999 compared to $0.40 for 1998. Revenues from the wireless data product line were approximately $1.7 million for the year ended December 31, 1999.

SALE OF INET GLOBAL RESEARCH, L.L.C.

     Effective January 1, 2000, the Company sold its membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party, for a cash purchase price of $82,000. No gain or loss was recorded for the sale. The Company intends to enter into an agreement whereby this entity will perform contract services for the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations and met its capital expenditure requirements primarily through cash flows from operations and bank borrowings. The Company had working capital of $123.9 million at December 31, 1999, compared with $38.3 million at December 31, 1998. At December 31, 1999, the Company had $127.9 million in cash and cash equivalents, an increase of $106.0 million from $21.9 million in cash and cash equivalents at December 31, 1998. In June 1999, the Company completed the initial public offering of its common stock. The Company issued 3,841,479 shares of its common stock at an initial public offering price of $16.00 per share. Net proceeds to the Company, after deduction of the underwriting discount and expenses, were approximately $55.7 million. The increase in cash and cash equivalents is also partially attributable to higher levels of income from operations, proceeds from the sale of its wireless data assets, and increased deferred revenue.

     The Company has available a line of credit facility with a bank providing for borrowings of up to $10.0 million which expires June 15, 2000. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. Borrowings under this facility bear interest payable quarterly at LIBOR plus 1.5% (7.5% at December 31, 1999) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The credit facility includes covenants requiring the Company to maintain certain financial ratios and restricts the payment of cash dividends without the bank's consent. At December 31, 1999, no letters of credit or borrowings were outstanding under the credit facility, and the amount available to the Company was $10.0 million.

     Cash provided by operating activities was $48.1 million, $24.5 million and $7.8 million in 1999, 1998 and 1997, respectively. Operating cash flows in 1999 increased primarily due to increased levels of net income, an increase in deferred revenue and an increase in accrued compensation and benefits. Operating cash flows in 1998 increased primarily due to increased levels of net income, an increase in deferred revenue and a decrease in unbilled receivables, partially offset by an increase in trade accounts receivable. Cash provided by investing activities was $1.8 million in 1999 compared to cash used in investing activities of $6.0 million and $3.8 million 1998 and 1997, respectively. Net cash provided by investing activities in 1999 resulted from proceeds from the sale of the Company's wireless data assets of $7.0 million less cash used to purchase property and equipment of $5.2 million. Net cash used in investing activities in 1998 and 1997 was primarily related to purchases of property and equipment. Financing activities provided cash of $56.1 million and $9,000 in 1999 and 1998, respectively. Net cash used in financing activities was $1.4 million in 1997, which was attributable to repayments of borrowings under the Company's line of credit facility. The increase in net cash provided by financing activities in 1999 resulted primarily from proceeds from the Company's initial public offering.

     The Company may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand the Company's business and product offerings. Any material acquisition or joint venture could result in a decrease in the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

     The Company believes that current cash balances, potential cash flows from operations and available borrowings under its line of credit facility will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require the Company to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its Year 2000 project. As a result of the Company's efforts, the Company experienced no significant disruptions related to Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of suppliers. The incremental costs related to the Year 2000 project were not material to the Company's results of operations, financial position or cash flows. The Company will continue to monitor throughout the year 2000 its critical computer applications, and those of its suppliers, to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK FACTORS

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS, WHICH MAY AFFECT THE COMPANY'S CURRENT POSITION AND FUTURE PROSPECTS, SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND AN INVESTMENT IN ITS COMMON STOCK.

FLUCTUATIONS IN QUARTERLY FINANCIAL RESULTS

     The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside the Company's control. Such factors include the size and timing of specific orders by customers; competition; the market acceptance of new products and technologies by the Company and its competitors; the mix of products and services sold by the Company; the timing of product shipments and product installations by the Company; in limited circumstances, customer product acceptance; the capital spending patterns of the Company's customers; the mix of domestic and international sales; changes in the timing and level of expenses; the relative percentages of products sold through the Company's direct and indirect sales channels; customer order deferrals in anticipation of enhancements or new products; the Company's timing of and investments in research and development activities; changes in and the Company's ability to implement its strategy; changes in the availability of materials needed to produce the Company's products; the progress and timing of the privatization of telecommunications markets and the worldwide deregulation of the international telecommunications industry; defects and product quality problems; intellectual property disputes; expansion of and risks associated with the Company's international operations; and changes in general economic conditions. Furthermore, a large portion of the Company's operating expenses, including rent and salaries, are set based upon expected future revenues. Accordingly, if revenues are below expectations, the Company's operating results are likely to be adversely and disproportionately affected because such operating expenses are not variable in the short term, and cannot be quickly reduced to respond to unanticipated decreases in revenues.

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

     As a result of all of the foregoing, the Company believes that future operating results are likely to vary significantly from quarter to quarter, and historical operating results should not be relied upon as any indication of future performance. Moreover, there can be no assurance that the Company's revenues will grow in future periods or that the Company will remain profitable. In addition, in some future quarters the Company's operating results may be below the expectations of public market analysts. In such event, the market price of the common stock could likely be materially and adversely affected.

DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY

     The Company has derived substantially all of its revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has undergone a period of rapid growth and consolidation during the past few years. The Company's business, financial condition and results of operations could be materially adversely affected in the event of a significant slowdown in the growth of this industry. Further, consolidations of prospective customers of the Company may delay or cause cancellations of significant sales of the Company's products, which could materially adversely affect the Company's operating results in a particular period.

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

LENGTHY SALES CYCLE

     The sales cycle for the Company's products is long, typically ranging from six to 12 months for GeoProbe sales (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to six months for occasional, large Spectra sales. Accordingly, the Company's ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially adversely affect operating results in a quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

PRODUCT CONCENTRATION; RELIANCE ON SIGNALING NETWORKS

     The Company's two principal products, GeoProbe and Spectra, generated substantially all of the Company's revenues in 1999, 1998, and 1997 and are expected to continue to account for a substantial majority of the Company's revenues for the foreseeable future. Any downturn in the demand for either or both of such products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the Company will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for GeoProbe and Spectra.

     Inet's future operating results are dependent in significant part on the continued viability and expansion of SS7 signaling networks and the convergence of the IP networks and the PSTN. The Company's business, financial condition and results of operations could be materially adversely affected if the market for SS7 and converging network solutions fails to grow or grows more slowly than the Company currently anticipates.

COMPETITION

     The market for signaling-based communications network management applications is relatively new, intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition is expected to persist, intensify and increase in the future. The Company competes with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. GeoProbe principally competes with products offered by Agilent Technologies, a subsidiary of Hewlett-Packard Company. The diagnostic tools principally compete with products offered by Agilent Technologies, Tekelec and Tektronix, Inc. There have been new entrants in both the network optimization and diagnostic product areas, but to date they do not comprise a significant portion of the market. Certain of the Company's competitors have, in relation to the Company, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, such competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share. There can be no assurance that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

NEED TO MANAGE GROWTH AND EXPANSION

     The Company has experienced rapid and significant growth that has placed, and is expected to continue to place, a significant strain on the Company's management, information systems and operations. For example, the Company's revenues have increased from $17.5 million in 1995 to $110.0 million in 1999. The number of employees has increased from 116 at December 31, 1995 to 457 at December 31, 1999. The Company's ability to effectively manage significant additional growth will require it to improve its financial, operational and management information and control systems and procedures and to effectively attract, train, motivate and manage its employees. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for such personnel is intense, and the Company has at times experienced difficulty in recruiting qualified personnel. The Company historically has filled a portion of its new personnel needs with non-U.S. citizens holding temporary work visas that allow such persons to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy limiting the issuance of temporary work visas could adversely affect the Company's ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires the Company to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. There can be no assurance that the Company will successfully recruit additional personnel as needed or that the start-up expenses incurred in connection with the hiring of additional personnel could not materially adversely affect the Company's future operating results.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical personnel, sales and marketing personnel, none of whom is bound by an employment agreement. The Company's success also depends upon its ability to continue to attract, motivate and retain other highly qualified personnel, particularly personnel with signaling and IP knowledge and experience. The loss of any existing key personnel or the inability to attract, motivate and retain additional qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCTS

     The market for the Company's products is characterized by rapid technological advances, evolving industry and customer-specific protocol standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of communications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a timely and cost-effective basis, to continue to: enhance the network optimization and diagnostic products;
develop and introduce new products for the communications network management market and other markets; address evolving industry protocol standards and changing customer needs; and achieve broad market acceptance for its products. There can be no assurance the Company will achieve these objectives.

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

INTERNATIONAL OPERATIONS

     Revenues from customers located outside of the U.S. represented 51.7%, 52.2% and 52.6% of the Company's revenues in 1999, 1998 and 1997, respectively. Inet believes that continued growth and profitability will require expansion of its sales efforts in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The Company's international operations are subject to various risks inherent in international operations, including: management of geographically dispersed operations; longer accounts receivable payment cycles; the ability to establish relationships with government-owned or subsidized communications providers; general economic conditions in each country; currency controls and exchange rate fluctuations; seasonal reductions in business activity particular to certain markets; loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks; foreign taxes and the overlap of different tax structures; greater difficulty in safeguarding intellectual property; import and export licensing requirements; trade restrictions; and involuntary renegotiation of contracts with foreign governments and communications carriers. International expansion of the Company's business will require significant management attention and financial resources. Moreover, in order to further expand internationally, the Company may be required to establish relationships with additional distributors and third-party integrators. There can be no assurance that the Company will effectively establish such relationships. If international revenues are not adequate to offset the additional expense of expanding international operations, the Company's business, financial condition and results of operations could be materially adversely affected.

     To date, international sales have been denominated solely in U.S. dollars, and accordingly the Company has not been exposed to fluctuations in non-U.S. currency exchange rates. As a result, the

Company's revenues in international markets may be adversely affected by a strengthening U.S. dollar. However, the Company expects that in future periods a portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing the Company to gains and losses on non-U.S. currency transactions. The Company may choose to limit such exposure by entering into various hedging strategies. There can be no assurance that any such hedging strategies undertaken by the Company could be successful in avoiding exchange-related losses.

DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS; DEPENDENCE ON SUBCONTRACTORS AND LICENSED TECHNOLOGY

     At present, the Company's products utilize certain semiconductors that are available from only one manufacturer and other components that are available from a limited number of suppliers. While alternative suppliers have been identified for certain key components, those alternative sources have not been qualified by the Company. The Company's qualification process could be lengthy, and there can be no assurance that additional sources would become available to the Company on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to the Company's current components. The Company has no long-term agreements with its suppliers and generally makes its purchases with purchase orders on an "as-needed basis." Furthermore, certain components require an order lead-time of approximately six months. Other components that currently are readily available may become difficult to obtain in the future. Accordingly, the Company makes advance purchases of certain components in relatively large quantities to ensure that it has an adequate and readily available supply. The Company's failure to order sufficient quantities of these components sufficiently in advance of product delivery deadlines could prevent the Company from adequately responding to unanticipated increases in customer orders. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies exclusively upon third-party subcontractors to manufacture its subassemblies. The Company has also retained, from time to time, third-party design services in the development of application-specific integrated circuits. The Company's reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Any disruption in the Company's relationships with third-party subcontractors and the Company's inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions. The inability to maintain any such software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations.

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

PROPRIETARY RIGHTS

     The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. The Company has received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by the Company's products. As the number of communications network management products increases and the functionality of these products further overlaps, the Company believes that it may become increasingly subject to allegations of infringement. To date, the Company has engaged in correspondence with third-party holders of patents as a result of two such notices. The Company believes that its products do not infringe any valid patents cited in the notices received. However, questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. There can be no assurance that any such patent holders or others will not in the future initiate legal proceedings against the Company or that, if any such proceedings were initiated, the Company could be successful in defending against such proceedings. Any such proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force the Company to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against the Company. There can be no assurance that any such royalty or license agreements could be available on terms acceptable to the Company, if at all. Any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

     As of December 31, 1999, the Company's three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl beneficially owned approximately 83% of the outstanding shares of common stock. Consequently, two or more of such individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of the Board of Directors of the Company and the approval of significant corporate transactions, and could effectively control the management and affairs of the Company, which could have the effect of delaying or preventing a change in control of the Company. In addition, Messrs. Simonian, Akilian and Weinzierl constitute three of the six members of the Board of Directors and could have significant influence in directing the actions taken by the Board.

SECURITY

     The Company has included security features in certain of its products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, the Company's products may be vulnerable to breaches in security due to defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs, and/or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of the Company's customers. Solving any security problems may require significant capital expenditures and could adversely affect the Company's reputation and product acceptance which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

ANTI-TAKEOVER PROVISIONS

     Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder may consider favorable, including: provisions authorizing the issuance of "blank check" preferred stock; providing for a classified Board of Directors with staggered three-year terms; prohibiting cumulative voting in the election of directors; requiring super-majority voting to effect certain amendments to the Certificate of Incorporation and Bylaws; limiting the persons who may call special meetings of stockholders; prohibiting stockholder action by written consent; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders meetings. Certain provisions of Delaware law and the Company's stock incentive plans may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of our common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as variations in the Company's results of operations; future sales of common stock; the announcement of technological innovations or new products by the Company, its competitors and others; market analysts' estimates of the Company's performance; and general market conditions. The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. Such volatility may adversely affect the market price of the common stock and the Company's visibility and credibility in its markets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to immaterial levels of market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the consolidated financial statements of the Company included herein and listed under the heading "(a) (1) Consolidated Financial Statements" of
Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information called for by Item 10 will be set forth under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information called for by Item 11 will be set forth under the caption "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information called for by Item 12 will be set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by Item 13 will be set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 1999, and is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)  Consolidated Financial Statements

         Report of Independent Auditors......................................................................     F-1
         Consolidated Balance Sheets as of December 31, 1999 and 1998........................................     F-2
         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997..............     F-3
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
            1998 and 1997....................................................................................     F-4
         Consolidated Statements of Cash Flows for the years ended December 31, 1999,
            1998 and 1997....................................................................................     F-5
         Notes to Consolidated Financial Statements..........................................................     F-6
         Report of Independent Auditors......................................................................     S-1
         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999,
            1998 and 1997....................................................................................     S-2

     (2) Financial Statement Schedules

         The schedule listed in the Index to Financial Statements and Schedule included in the Table of Contents on page 1 is filed as part of this report. Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

     (3) Exhibits

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. The exhibits filed with this report have been included only with the copy filed with the Securities and Exchange Commission. Copies of exhibits will be furnished, upon request, subject to payment of a reasonable fee to reimburse Inet Technologies, Inc. for reproduction costs.

              EXHIBIT
              NUMBER                                      DESCRIPTION
              ------                                      -----------
               3.1*           Certificate of Incorporation (filed as Exhibit 3.1
                              to the registrant's Registration Statement on Form
                              S-1 (Reg. No. 333-59753) (the "Form S-1"))
               3.2*           Amended and Restated Bylaws (filed as Exhibit 3.2
                              to the Form S-1)
               4.1*           Specimen Common Stock certificate (filed as
                              Exhibit 4.1 to the Form S-1)
               4.2*           See Exhibits 3.1 and 3.2 for provisions of the
                              Certificate of Incorporation and Bylaws of the
                              registrant defining the rights of holders of
                              common stock
               10.1*          Lease dated as of May 1, 1996 by and among Pitman
                              Partners, Ltd., Rosewood Property Company and the
                              registrant (filed as Exhibit 10.1 to the Form S-1)
               10.2*          Loan Agreement dated as of June 26, 1997 by and
                              between NationsBank of Texas, N.A. and the
                              registrant (filed as Exhibit 10.2 to the Form S-1)
               10.3*          Inet Technologies, Inc. 1998 Stock Option/Stock
                              Issuance Plan (filed as Exhibit 10.3 to the Form
                              S-1)
               10.4*          Form of Indemnification Agreement between the
                              registrant and each of its directors and executive
                              officers (filed as Exhibit 10.4 to the Form S-1)


               10.5*          Form of Registration Rights Agreement, dated as of
                              July 17, 1998 by and among the registrant, Samuel
                              S. Simonian, Elie S. Akilian and Mark A. Weinzierl
                              (filed as Exhibit 10.5 to the Form S-1)
               10.6*          Renewal, Extension and First Amendment to Loan
                              Agreement entered into to be effective as of June
                              15, 1998 between the the registrant and
                              NationsBank of Texas, N.A. (filed as Exhibit 10.6
                              to the Form S-1)
               10.7*          Fourth Amendment to office lease dated as of July
                              15, 1998 by and among Pitman Partners, Ltd.,
                              Rosewood Property Company and the registrant
                              (filed as Exhibit 10.7 to the Form S-1)
               10.8* Assumption and Modification Agreement, dated effective as of July 16, 1998, between the registrant and NationsBank of Texas, N.A. (filed as Exhibit 10.8 to the Form S-1)
               10.9           Employee Stock Purchase Plan (filed as Exhibit
                              99.11 to the registrant's Registration Statement on Form S-8 (Reg. No. 333-83285)
               10.10 Lease dated as of January 27, 2000 by and among Collins Crossing, LTD., a Texas limited partnership and the registrant
               21.1           Subsidiaries of the registrant
               23.1           Consent of Ernst & Young LLP
               24.1 Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof)
               27.1           Financial data schedule for the year ended
                              December 31, 1999

*        Incorporated herein by reference to the indicated filing.

(b)      Reports on Form 8-K

         Inet Technologies, Inc. did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INET TECHNOLOGIES, INC.

         Date: March 3, 2000         By: /s/  ELIE S. AKILIAN
                                         --------------------------------------
                                              Elie S. Akilian
                                              President and Chief
                                              Executive Officer
                                                 and Director
                                             (principal executive officer)

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and constitutes Elie S. Akilian and Jeffrey A. Kupp, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Date:  March 3, 2000    By: /s/ Samuel S. Simonian
                                         --------------------------------------
                                         Samuel S. Simonian
                                         Chairman of the Board

         Date:  March 3, 2000    By: /s/ Elie S. Akilian
                                         --------------------------------------
                                         Elie S. Akilian
                                         President and Chief
                                         Executive Officer
                                            and Director
                                         (principal executive officer)

         Date: March 3, 2000     By: /s/ Mark A. Weinzierl
                                         --------------------------------------
                                         Mark A. Weinzierl
                                         Secretary and Director

         Date: March 3, 2000     By: /s/ William H. Mina
                                         --------------------------------------
                                         William H. Mina
                                         Senior Vice President,

                                         Administration and Legal Affairs
                                         and Director

         Date: March 3, 2000     By: /s/ Jeffrey A. Kupp
                                         --------------------------------------
                                         Jeffrey A. Kupp
                                         Vice President and Chief Financial
                                         Officer
                                         (principal financial and accounting
                                         officer)

         Date: March 3, 2000     By: /s/ James R. Adams
                                         --------------------------------------
                                         James R. Adams
                                         Director

         Date: March 3, 2000     By: /s/ Grant A. Dove
                                         --------------------------------------
                                         Grant A. Dove
                                         Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Inet Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Inet Technologies, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inet Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP
                                                          Dallas, Texas

January 27, 2000


                            INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                     DECEMBER 31,
                                                                                               -----------------------
                                                                                                   1999        1998
                                                                                               -----------  ----------
                                                                                                (IN THOUSANDS, EXCEPT
                                                                                                     SHARE DATA)
Current assets:
  Cash and cash equivalents.............................................................         $127,903     $21,914
  Trade accounts receivable, net of allowance for doubtful
     accounts of $939 and $659 at December 31, 1999
     and 1998, respectively.............................................................           20,781      22,073
  Unbilled receivables..................................................................            2,196       1,602
  Inventories...........................................................................            5,893       7,592
  Deferred income taxes.................................................................            2,318       2,568
  Other current assets..................................................................            1,312       1,248
                                                                                                 --------     -------
          Total current assets..........................................................          160,403      56,997
Property and equipment, net.............................................................            9,324       8,394
Deferred income taxes...................................................................                6          --
Other assets............................................................................              184         117
                                                                                                 --------     -------
          Total assets..................................................................         $169,917     $65,508
                                                                                                 ========     =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................         $  2,599     $ 1,858
  Accrued compensation and benefits.....................................................            5,252       2,159
  Deferred revenue......................................................................           26,432      13,073
  Taxes payable.........................................................................              213         878
  Other accrued liabilities.............................................................            1,998         716
                                                                                                 --------     -------
          Total current liabilities.....................................................           36,494      18,684
Deferred tax liabilities................................................................               --          11
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares-- 25,000,000
     Issued shares-- None...............................................................               --          --
  Common stock, $.001 par value:
     Authorized shares -- 175,000,000
     Issued shares -- 45,312,759 at December 31, 1999 and
       40,934,422 at December 31, 1998..................................................               45          41
  Additional paid-in capital............................................................           57,693       1,236
  Unearned compensation.................................................................             (233)       (464)
  Retained earnings.....................................................................           75,918      46,217
  Treasury stock, no common shares at December 31, 1999,

     38,842 common shares at December 31, 1998, at cost.................................               --        (217)
                                                                                                 --------     -------
          Total stockholders' equity....................................................          133,423      46,813
                                                                                                 --------     -------
          Total liabilities and stockholders' equity....................................         $169,917     $65,508
                                                                                                 ========     =======

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                    1999          1998          1997
                                                                 ----------    ----------     --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Revenues..........................................     $  109,983    $   77,428     $   57,701
          Cost of revenues..................................         31,755        22,404         15,783
                                                                  ---------     ---------      ---------
                    Gross profit............................         78,228        55,024         41,918
          Operating expenses:
            Research and development expenses...............         21,793        15,667          9,658
            Sales and marketing expenses....................         12,646         8,612          7,741
            General and administrative expenses.............          9,037         6,592          5,423
                                                                  ---------     ---------      ---------
                                                                     43,476        30,871         22,822
                                                                  ---------     ---------      ---------
                    Income from operations..................         34,752        24,153         19,096
          Other income (expense):
            Gain (loss) on sale of assets...................          5,924            (7)            (8)
            Interest income.................................          3,991           833            147
            Other income (expense)..........................             (4)            1           (123)
                                                                  ----------    ---------      ----------
                                                                      9,911           827             16
                                                                  ---------     ---------      ---------
                    Income before provision for income
                      taxes.................................         44,663        24,980         19,112
          Provision for income taxes........................         14,962         7,895          6,398
                                                                  ---------     ---------      ---------
                    Net income..............................     $   29,701    $   17,085     $   12,714
                                                                 ==========    ==========     ==========
          Earnings per common share:
                    Basic...................................     $     0.68    $     0.42     $     0.31
                                                                 ==========    ==========     ==========
                    Diluted.................................     $     0.66    $     0.40     $     0.30
                                                                 ==========    ==========     ==========

          Weighted average shares outstanding:
                    Basic...................................         43,449        40,879         40,855
                                                                 ==========    ==========       ========
                    Diluted.................................         45,037        42,452         41,722
                                                                 ==========    ==========       ========

          See accompanying notes to consolidated financial statements.


                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK      ADDITIONAL                                 TREASURY STOCK        TOTAL
                                  ------------------      PAID-IN      UNEARNED     RETAINED     ------------------   STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL    COMPENSATION   EARNINGS     SHARES      AMOUNT      EQUITY
                                  ------      ------      -------    ------------   --------     ------      ------      ------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1996... 40,850,422      $41        $  372       $   --       $16,418     38,842       $(217)     $16,614
  Issuance of common stock.....     50,000       --            58           --            --         --          --           58
  Net income...................         --       --            --           --        12,714         --          --       12,714
                                ----------     ----       -------       ------       -------     ------       -----      -------
Balance at December 31, 1997... 40,900,422       41           430           --        29,132     38,842        (217)      29,386
  Issuance of common stock.....     19,000       --           106           --            --         --          --          106
  Issuance of common stock upon
    exercise of employee stock
    options....................     15,000       --             9           --            --         --          --            9
  Net income...................         --       --            --           --        17,085         --          --       17,085
  Stock option compensation....         --       --           691         (464)           --         --          --          227
                                ----------     ----       -------       ------       -------     ------       -----      -------
Balance at December 31, 1998... 40,934,422     $ 41       $ 1,236       $ (464)      $46,217     38,842       $(217)     $46,813
                                ==========     ====       =======       ======       =======     ======       =====      =======
  Issuance of common stock for
    cash in initial public
    offering, net..............  3,802,637        4        55,478           --            --    (38,842)        217       55,699
  Issuance of common stock
    upon exercise of employee
    stock options..............    575,700       --           426           --            --         --          --          426
  Net income...................         --       --            --           --        29,701         --          --       29,701
  Stock option compensation....         --       --           553          231            --         --          --          784
                                ----------     ----       -------       ------       -------      -----       -----     --------
Balance at December 31, 1999... 45,312,759     $ 45       $57,693       $ (233)      $75,918         --       $  --     $133,423
                                ==========     ====       =======       ======       =======      =====       =====     ========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                           1999         1998        1997
                                                                       -----------   ----------   --------
                                                                                   (IN THOUSANDS)
               CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income..........................................     $   29,701    $  17,085    $  12,714
               Adjustments to reconcile net income to net cash
               provided by operating activities:
                 Depreciation......................................          3,955        2,752        1,521
                 (Gain) loss on sale or disposal of assets.........         (5,924)           7            8
                 Deferred income taxes.............................            233       (3,427)          63
                 Issuance of common stock and stock options charged
                  to expense.......................................            231          333           58
                 Change in assets and liabilities:
                    (Increase) decrease in trade accounts receivable         1,119       (6,241)      (2,596)
                    (Increase) decrease in unbilled receivables....           (594)       4,203       (2,392)
                    (Increase) decrease in inventories.............          1,669         (629)        (450)
                    (Increase) decrease in other assets............           (139)         245       (1,303)
                    Increase (decrease) in accounts payable........            741          529       (2,105)
                    Increase (decrease) in taxes payable...........           (665)         618          121
                    Increase (decrease) in accrued compensation and
                      benefits.....................................          3,093          (78)       1,161
                    Increase in deferred revenue...................         13,359        8,912        1,629
                    Increase (decrease) in other accrued liabilities         1,282          201         (637)
                                                                        ----------    ---------    ---------
               Net cash provided by operating activities...........         48,061       24,510        7,792
               CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment.................         (5,197)      (5,991)      (3,798)
               Proceeds from sale of assets........................          7,000           --           --
                                                                        ----------    ---------    ---------
               Net cash provided by (used in) investing activities.          1,803       (5,991)      (3,798)
               CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from issuance of common stock in initial
                  public offering, net.............................         55,699           --           --
               Proceeds from issuance of common stock upon exercise
                  of stock options.................................            426            9           --
               Payments of note payable............................             --           --       (7,068)
               Proceeds from note payable..........................             --           --        5,718
                                                                        ----------    ---------    ---------
               Net cash provided by (used in) financing activities.         56,125            9       (1,350)
                                                                        ----------    ---------    ---------
               Net increase in cash and cash equivalents...........        105,989       18,528        2,644
               Cash and cash equivalents at beginning of period....         21,914        3,386          742
                                                                        ----------    ---------    ---------
               Cash and cash equivalents at end of period..........     $  127,903    $  21,914    $   3,386
                                                                        ==========    =========    =========
               SUPPLEMENTAL DISCLOSURES:
                  Interest paid....................................     $       --    $      --    $     123
                                                                        ==========    =========    =========
                  Income taxes paid................................     $   15,329    $   9,263    $   6,390
                                                                        ==========    =========    =========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Inet Technologies, Inc. (the "Company" or "Inet") provides communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage communications sessions which include phone calls, dial-up Internet access, and other service transactions. The Company's products also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. The Company currently provides these comprehensive solutions primarily through its GeoProbe and Spectra product offerings.

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

INVENTORIES

     Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                    1999        1998
                                                                 --------    ---------
                         Raw materials....................       $  1,791    $   1,895
                         Work-in-process..................            241        2,289
                         Finished goods...................          3,861        3,408
                                                                 --------    ---------
                                                                 $  5,893    $   7,592
                                                                 ========    =========

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over their estimated useful lives, as follows:

                         Computers and other equipment...........       3-5 Years
                         Software................................       3 Years
                         Office furniture and fixtures...........       7 Years
                         Leasehold improvements..................       Term of lease

RESEARCH AND DEVELOPMENT EXPENDITURES

     Software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of the Company's products and their general release have substantially coincided or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and the Company has not capitalized any software development costs. Research and development expenditures are charged to expense in the period incurred.

REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF SOP 97-2, which did not require a significant change to the Company's revenue recognition policies.

     The Company derives revenues from the sale of products and related product installation, integration and post-contract support service to the communications industry. Product revenues are generally recognized in the period the Company has completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable by the Company's management. When the Company has significant obligations subsequent to shipment (e.g., installation and system integration), revenues are not recognized prior to the time the system has been delivered and installed at the customer's premises and there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred.

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

     The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for the Company's

                                  Page F-7
fiscal year beginning January 1, 2000. Retroactive application is prohibited. SOP 98-9 is not expected to have a material impact on the Company's current revenue recognition policies.

STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company sells products and services to customers associated with the communications industry, both within the United States and internationally. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company has not experienced significant losses on uncollectible accounts. All cash equivalents are maintained with nationally recognized financial institutions.

RISKS AND UNCERTAINTIES

     The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the communications industry, lengthy sales cycle, product concentration, reliance on signaling networks, competition, dependence on key personnel, rapid technological change and dependence on new products, international operations, potential acquisitions, proprietary rights, and product liability.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BASIS OF PRESENTATION

     Certain prior period amounts have been reclassified to conform to the current period presentation.

EARNINGS PER SHARE

     Basic earnings per common share data is computed using the weighted average number of common shares outstanding for the relevant period. Diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus common share equivalents represented by stock options and purchase rights, if such stock options and purchase rights have a dilutive effect in the aggregate.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                        YEARS ENDED DECEMBER 31,
                                                                 1999          1998          1997
                                                               --------      --------      --------
                Numerator:
                  Net income for basic and diluted
                    earnings per share.....................    $29,701       $17,085       $12,714
                                                               =======       =======       =======
                Denominator:
                  Denominator for basic earnings per
                    share-- weighted average shares........     43,449        40,879        40,855
                  Effect of dilutive securities:
                  Employee stock options and purchase rights     1,588         1,573           867
                                                               -------       -------       -------
                  Dilutive potential common shares.........      1,588         1,573           867
                                                               -------       -------       -------
                  Denominator for diluted earnings
                    per share -- adjusted
                    weighted-average shares................     45,037        42,452        41,722
                                                               =======       =======       =======
                Basic earnings per common share............    $  0.68       $  0.42       $  0.31
                                                               =======       =======       =======
                Diluted earnings per common share..........    $  0.66       $  0.40       $  0.30
                                                               =======       =======       =======

DERIVATIVES

     The Financial Accounting Standards Board ("FASB") recently issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT NO. 133. The Statement defers for one year the effective date of FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. FASB Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect the adoption of the Statement to have a material impact on the Company's financial statements.

2. INITIAL PUBLIC OFFERING

     In June 1999, the Company completed the initial public offering of its common stock. The Company sold 3,841,479 shares of its common stock at an initial public offering price of $16.00 per share. Net proceeds to the Company, after deduction of the underwriting discount and expenses, were approximately $55.7 million.

3. RELATED PARTY TRANSACTIONS

     In September 1999, the Company sold its wireless data assets to Nextcell, Inc., an entity controlled by a related party, for a total purchase price of $7.0 million, resulting in a pre-tax gain of $5.9 million. The Company recognized $553,000 of compensation expense related to the accelerated vesting of certain stock options for employees affected by the sale.

     Effective January 1, 2000, the Company sold its membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. The Company intends to enter into an agreement whereby this entity will perform contract services for the Company.

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                             ----------  ----------
                                                                                1999        1998
                                                                             ----------  ----------
        Computer and other equipment..................................       $   13,236  $    9,709
        Software......................................................            3,297       2,990
        Office furniture, fixtures, and leasehold improvements........            2,299       1,768
                                                                             ----------  ----------
                                                                                 18,832      14,467
        Less accumulated depreciation and amortization................            9,508       6,073
                                                                             ----------   ---------
                                                                             $    9,324   $   8,394
                                                                             ==========   =========

5. LINE OF CREDIT FACILITY

     The Company has available a line of credit facility with a bank providing for borrowings of up to $10.0 million which expires June 15, 2000. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. Borrowings under this facility bear interest payable quarterly at LIBOR plus 1.5% (7.5% at December 31, 1999) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The credit facility includes covenants requiring the Company to maintain certain financial ratios and restricts the payment of cash dividends without the bank's consent. At December 31, 1999, no letters of credit or borrowings were outstanding under the credit facility, and the amount available to the Company was $10.0 million.

6. INCOME TAXES

     Components of the provision for income taxes were as follows (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                1999         1998         1997
                                                             ----------   ----------   ---------
               Current federal provision................     $  13,731     $  10,630     $ 5,706
               Current state provision..................           654           645         616
               Deferred federal expense (benefit).......           118        (2,830)        (82)
               Current foreign provision................           344            47          13

               Deferred state expense (benefit).........           115          (597)        145
                                                             ---------     ---------     -------
                         Total income tax provision.....     $  14,962     $   7,895     $ 6,398
                                                             =========     =========     =======

     The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                     1999         1998         1997
                                                                  ----------   ----------   ----------
        Provision computed at federal statutory rate........      $ 15,632       $  8,743     $  6,689
        Research and development tax  credits...............          (836)          (342)        (305)
        Foreign Sales Corporation income exemption..........          (783)          (687)        (500)
        State income taxes, net of federal tax effect.......           639             31          481
        Other...............................................           310            150           33
                                                                  --------       --------     --------
                                                                  $ 14,962       $  7,895     $  6,398
                                                                  ========       ========     ========

     The significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                DECEMBER 31,
                                                                           -----------------------
                                                                              1999         1998
                                                                           ---------    ----------
             Deferred tax assets:
               Deferred revenue......................................      $     837    $   1,498
               Reserves and other accrued expenses not currently
                  deductible for tax purposes........................            986        1,160
               Research and development tax credit carryover.........            418           --
               Other.................................................            259           85
                                                                           ---------    ---------
                       Total deferred tax assets.....................          2,500        2,743
                                                                           ---------    ---------
             Deferred tax liabilities:
               Depreciation..........................................           (176)        (186)
                                                                           ----------   ----------
                       Total deferred tax liabilities................           (176)        (186)
                                                                           ----------   ---------
             Deferred income tax assets, net of deferred income tax
                liabilities..........................................      $   2,324    $   2,557
                                                                           =========    =========

7. OPERATING LEASES

     The Company leases its corporate office facility as well as certain equipment under noncancelable operating lease agreements. Rental expense for these operating leases was $1.9 million, $1.4 million, and $900,000 in 1999, 1998, and 1997, respectively.

     At December 31, 1999, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

                                            AMOUNTS
                                            -------
                         2000.....          $    1,209
                         2001.....                 120
                         2002.....                  38
                         2003.....                   7
                                            ----------
                                            $    1,374
                                            ==========

     On January 27, 2000, the Company signed a ten-year lease agreement for office space to replace its existing leases for the Company's operations. Future minimum lease payments under the new lease are approximately $1.0 million in 2000 and $4.2 million in each of the following four years.


8. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Board of Directors has the authority to issue up to 25,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

     The Company's 1998 Stock Option/Stock Issuance Plan (the "1998 Plan") is the successor equity incentive program to the Company's 1995 Employee Stock Option Plan (the "1995 Plan"). The 1998 Plan became effective on July 23, 1998 upon adoption by the Board of Directors and was subsequently approved by the stockholders on July 23, 1998. Common stock authorized for issuance under the 1998 Plan is 6,750,000 shares. The share reserve will automatically be increased on the last trading day of January each calendar year, beginning in January 2000, by a number of shares equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase shall exceed 500,000 shares. However, in no event may any one participant in the 1998 Plan receive option grants or direct stock issuances for more than 1,000,000 shares in the aggregate per calendar year. During the year ended December 31, 1999, all stock options granted were under the 1998 Plan.

     The 1998 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals in the Company's employ or service (including officers, non-employee directors and consultants) may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price determined by the plan administrator, which is generally the fair market value of those shares on the grant date, (ii) the Stock Issuance Program under which such individuals may, in the plan administrator's discretion, be issued shares of common stock directly, through the purchase of such shares at a price determined by the plan administrator or as a bonus tied to the performance of services and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date. Generally, options granted under the Discretionary Option Grant Program become exercisable ratably over a period of four years and expire ten years from the date of grant. Options granted under the Automatic Option Grant Program are immediately exercisable, vest ratably over a period of three years, and expire ten years from the date of grant.

     The Company's 1995 Plan provided for incentive options and nonqualified options that were granted to key employees, officers and directors of the Company. Options were granted generally at prices not less than the fair value of the Company's common stock as determined by the Stock Option Committee of the Company's Board of Directors (the "Committee") at the dates of grant. Options granted under the 1995 Plan vest at rates established by the Committee and expire ten years after the date of grant.

     Outstanding options under the 1995 Plan have been incorporated into the 1998 Plan, and no further option grants will be made under the 1995 Plan. The incorporated options will continue to be governed by their existing terms, unless the plan administrator elects to extend one or more features of the 1998 Plan

                                  Page F-13
to those options. However, except as otherwise noted below, the outstanding options under the 1995 Plan contain substantially the same terms and conditions summarized below for the Discretionary Option Grant Program in effect under the 1998 Plan.

     Options granted in the first quarter of 1998 at $4.20 per share had a fair market value of $5.57 per share, which resulted in a total of $692,000 of compensation expense which is being recognized ratably over the vesting period of three years beginning in the first quarter of 1998. The Company recorded $231,000 and $227,000 of compensation expense in 1999 and 1998, respectively, related to these grants. The Company recorded no compensation expense in 1997.

     Stock option transactions for the years ended December 31, 1999, 1998, and 1997, are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------
                                               1999                      1998                     1997
                                     -----------------------   -----------------------  ----------------------
                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                       NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                        OPTIONS       PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                     -------------  --------   ------------  --------  ------------  ---------
      Outstanding at beginning of
        period:..................      1,947,000      $ 1.67     1,531,750     $ 0.80     1,220,000     $ 0.64
      Granted....................        489,250       27.88       506,000       4.20       381,750       1.31
      Exercised..................       (575,700)       0.74       (15,000)      0.60            --        --
      Forfeited..................        (18,600)      11.73       (75,750)      1.16       (70,000)      0.86
                                     ------------              -----------              -----------
      Outstanding at end of
        period...................      1,841,950        8.82     1,947,000       1.67     1,531,750       0.80
                                     ===========               ===========              ===========
      Weighted-average fair value
        of options granted during
        the period...................$     17.21               $      2.12              $      0.26
                                     ===========               ===========              ===========

     At December 31, 1999, 700,900 shares were exercisable at a weighted average exercise price of $1.88 and 6,268,350 shares were available for future grants to employees under the 1998 Plan.

     Information related to options outstanding at December 31, 1999, is summarized below:

                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                            ------------------------------------------------------   -----------------------------------
                                                WEIGHTED AVERAGE
                                 NUMBER OF          REMAINING     WEIGHTED AVERAGE       NUMBER OF      WEIGHTED AVERAGE
 EXERCISE PRICES                  OPTIONS       CONTRACTUAL LIFE   EXERCISE PRICE         OPTIONS        EXERCISE PRICE
------------------          ------------------ ------------------  --------------    ------------------  --------------
$  0.60 - $  4.20.....          1,361,900             6.76             $  2.06             656,650           $   0.81
$15.00 - $38.25.......            443,750             9.58               25.32              44,250              17.77
$51.63 - $67.00.......             36,300             9.97               60.46                  --                --

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders on July 23, 1998. The Purchase Plan provides for the issuance of up to 750,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company's common stock on every January 31st and July 31st. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or fair market value of the common stock on the specified purchase date. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months, except the initial offering period which will have a duration of 26 months. The initial offering period began on June 1, 1999 and will end on the last business day of July 2001. The next offering period will commence on the first business day in August 2001, and subsequent offering periods will commence as designated by the plan administrator. At December 31, 1999, no shares had been issued under the Purchase Plan.

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, ("SFAS 123") requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 and the Purchase Plan, under the fair value method set forth in SFAS
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.74%, 5.66%, and 6.29%; a dividend yield of 0%; and volatility factors of 1.08, 0, and 0. In addition, the fair value of these options was estimated based on an expected life of one-half year from the vesting date using the multiple option method. The fair value for the purchase rights under the Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: a risk-free interest rate of 5.81%, a dividend yield of 0%; and a volatility factor of 1.08. In addition, the fair value of these purchase rights was estimated based on an expected life of
0.67 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and purchase rights. In addition, because options vest over several years and additional option grants and purchase rights are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

     For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights is amortized to expense over the options' vesting period or purchase rights' purchase period. The Company's pro forma information follows (in thousands except for per share information):

                                                                        YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     1999          1998          1997
                                                                  ----------    ----------    ----------
        Pro forma net income................................       $  26,756     $  16,679     $  12,609
        Pro forma basic earnings per common share...........       $    0.62     $    0.41     $    0.31
        Pro forma diluted earnings per common share.........       $    0.59     $    0.39     $    0.30

9. SEGMENT INFORMATION

     The Company operates in a single industry segment, providing communications equipment, software and associated services, and markets its products through its sales personnel and certain foreign distributors. The distribution of the Company's revenues as a percent of total revenues is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1999         1998         1997
                                                            ----------   -----------  ----------
              United States............................         48.3%         47.8%       47.4%
              Export:
                Asia-Pacific...........................          7.0           7.5        17.4
                Europe, Middle East and Africa.........         39.9          37.9        31.0

                Other..................................          4.8           6.8         4.2
                                                              ------       -------      ------
                        Total export revenue                    51.7          52.2        52.6
                                                              ------       -------      ------
                                                               100.0%        100.0%      100.0%
                                                              ======       =======      ======

     The Company has no significant long-lived assets deployed outside of the United States.

     In 1997, British Telecom accounted for approximately 14% of total revenues. No individual customer accounted for 10% or more of total revenues in 1999 and 1998. Sales to customers in the United Kingdom accounted for approximately 14% of total revenues during 1997. No individual countries other than the United States accounted for 10% or more of total revenues in 1999 and 1998.

10. EMPLOYEE BENEFIT PROGRAM

     The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code (the "Code"). The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. The Company may make contributions to the plan at the discretion of the Board of Directors. The Company accrued and paid discretionary contributions to the plan totaling $1.6 million, $1.2 million, and $1.0 million in 1999, 1998, and 1997, respectively.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables contain selected financial information from unaudited consolidated statements of income for each quarter of 1999 and 1998.

                                                                      QUARTER ENDED
                                  ------------------------------------------------------------------------------------
                                                     1999                                       1998
                                  -----------------------------------------  -----------------------------------------
                                    DEC. 31   SEPT. 30    JUNE 30   MAR. 31    DEC. 31   SEPT. 30    JUNE 30   MAR. 31
                                  ----------  ---------  --------   -------    -------   ---------   --------  -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................  $ 31,958   $  29,010   $25,776   $23,239    $22,792    $ 20,470   $ 18,653   $15,512
Gross profit.....................    23,321      20,656    18,137    16,114     15,960      14,511     13,586    10,966
Net income (2)...................     8,880      10,974     5,493     4,354      5,333       4,503      4,211     3,037
Basic earnings per share (1)
  (2)............................  $   0.20   $    0.24   $  0.13   $  0.11    $  0.13    $   0.11   $   0.10   $  0.07
Diluted earnings per share
  (1) (2) .......................  $   0.19   $    0.24   $  0.12   $  0.10    $  0.13    $   0.11   $   0.10   $  0.07
Shares used in computing basic
 earnings per share..............    45,297      45,146    42,389    40,896     40,896      40,886     40,874    40,862
Shares used in computing diluted
 earnings per share..............    46,800      46,589    44,126    42,638     42,640      42,614     42,277    42,277

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share information may not equal the annual earnings per common share due to rounding differences.

(2) For the quarter ended September 30, 1999, net income and basic and diluted earnings per share are affected by the one-time pre-tax gain of $5.9 million from the sale of the Company's wireless data assets.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Inet Technologies, Inc.

We have audited the consolidated financial statements of Inet Technologies, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 27, 2000. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP
                                                     Dallas, Texas

January 27, 2000

                                  Page S-1

                             INET TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                                        ADDITIONS
                                                        BALANCE AT      CHARGED TO
                                                       BEGINNING OF     COSTS AND                          BALANCE AT
                                                           YEAR          EXPENSES       DEDUCTIONS (1)     END OF YEAR
                                                       ------------     ----------      -------------      -----------
Year ended December 31, 1999:
Deducted from asset accounts--
  Allowance for doubtful accounts..............            $ 659          $  245            $  35             $  939
                                                           =====          ======            =====             ======

Year ended December 31, 1998:
Deducted from asset accounts--
  Allowance for doubtful accounts..............            $ 500          $  392            $(233)            $  659
                                                           =====          ======            ======            ======

Year ended December 31, 1997:
Deducted from asset accounts--
  Allowance for doubtful accounts..............            $  50          $  452            $  (2)            $  500
                                                           =====          ======            ======            ======

(1)   Activity includes uncollectible accounts written off, net of recoveries.

                                  Page S-2