Form 10-Q
period 2000-03-31
INET TECHNOLOGIES INC
filed 2000-05-15
CIK 1065351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                   (x) QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       OR

             ( ) TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 0-24707

                             INET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        75-2269056
(State or other jurisdiction of                      ( I.R.S. employer
 incorporation or organization)                      identification no.)


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

Yes  X   No
    ---      ----

Number of shares of common stock of registrant outstanding at May 10, 2000:
46,088,659

                             INET TECHNOLOGIES, INC.
                                      INDEX



                                                                                                   PAGE NO.
                                                                                                   --------
Part I - Financial Information (Unaudited)
         Item 1.  Financial Statements
                  Consolidated Balance Sheets ...................................................     3
                  Consolidated Statements of Income .............................................     4
                  Consolidated Statement of Stockholders' Equity.................................     5
                  Consolidated Statements of Cash Flows..........................................     6
                  Notes to Consolidated Financial Statements ....................................     7
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................     10
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................     21

Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds .....................................     22

         Item 6.  Exhibits and Reports on Form 8-K...............................................     22
Signatures        ...............................................................................     22



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS
                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                     2000               1999
                                                                                                  ------------      -------------
                                                                                                          (In thousands,
                                                                                                        except share data)
    Current assets:
      Cash and cash equivalents.............................................................      $    140,477       $   127,903
      Trade accounts receivable, net of allowance for doubtful accounts of $939 at March 31,
        2000 and December 31, 1999..........................................................            19,665            20,781
      Unbilled receivables..................................................................             4,091             2,196
      Inventories...........................................................................             6,113             5,893
      Deferred income taxes.................................................................             2,023             2,318
      Other current assets..................................................................             1,337             1,312
                                                                                                  ------------       -----------
              Total current assets..........................................................           173,706           160,403
    Property and equipment, net.............................................................             9,489             9,324
    Deferred income taxes...................................................................                35                 6
    Other assets............................................................................               190               184
                                                                                                  ------------       -----------
              Total assets..................................................................      $    183,420       $   169,917
                                                                                                  ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable......................................................................      $      1,947       $     2,599
      Accrued compensation and benefits.....................................................             3,586             5,252
      Deferred revenue......................................................................            27,806            26,432
      Taxes payable.........................................................................             4,149               213
      Other accrued liabilities.............................................................             1,933             1,998
                                                                                                  ------------       -----------
              Total current liabilities.....................................................            39,421            36,494
    Commitments and contingencies
    Stockholders' equity:
      Preferred stock, $.001 par value:
         Authorized shares -- 25,000,000
         Issued shares -- None..............................................................                --                --
      Common stock, $.001 par value:
         Authorized shares -- 175,000,000
         Issued shares -- 46,080,659 at March 31, 2000 and
           45,312,759 at December 31, 1999..................................................                46                45
      Additional paid-in capital............................................................            59,521            57,693
      Unearned compensation.................................................................              (176)             (233)
      Retained earnings.....................................................................            84,608            75,918
                                                                                                  ------------       -----------
              Total stockholders' equity....................................................           143,999           133,423
                                                                                                  ------------       -----------
              Total liabilities and stockholders' equity....................................      $    183,420       $   169,917
                                                                                                  ============       ===========

           See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ------------------------
                                                                                 2000         1999
                                                                             ----------    ----------
                                                                                 (In thousands, except
                                                                                    per share data)
                      Revenues..........................................     $   32,961    $   23,239
                      Cost of revenues..................................          7,759         7,125
                                                                              ---------     ---------
                                Gross profit............................         25,202        16,114
                      Operating expenses:
                        Research and development........................          7,103         4,852
                        Sales and marketing.............................          4,231         2,958
                        General and administrative......................          2,459         2,030
                                                                               --------    ----------
                                                                                 13,793         9,840
                                                                               --------    ----------
                                Income from operations..................         11,409         6,274
                      Other income (expense):
                        Interest income.................................          1,772           342
                        Other expense...................................            (14)          (19)
                                                                              ---------    ----------
                                                                                  1,758           323
                                                                              ---------     ---------
                                Income before provision for income
                                  taxes.................................         13,167         6,597
                      Provision for income taxes........................          4,477         2,243
                                                                             ----------    ----------
                                Net income..............................     $    8,690    $    4,354
                                                                             ==========    ==========

                      Earnings per common share:
                                Basic...................................     $     0.19    $     0.11
                                                                             ==========    ==========
                                Diluted.................................     $     0.19    $     0.10
                                                                             ==========    ==========

                      Weighted-average shares outstanding:
                                Basic...................................         45,895        40,896
                                                                             ==========    ==========
                                Diluted.................................         46,823        42,638
                                                                             ==========    ==========

              See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                 COMMON STOCK          ADDITIONAL                                TOTAL
                                              ------------------        PAID-IN      UNEARNED     RETAINED   STOCKHOLDERS'
                                               SHARES      AMOUNT       CAPITAL    COMPENSATION   EARNINGS      EQUITY
                                              ---------   -------     ----------   ------------   --------   ------------
                                                                   (In thousands, except share data)
         Balance at December 31, 1999...      45,312,759    $ 45        $57,693       $ (233)      $75,918     $133,423
           Issuance of common stock under
             stock option and stock              767,900       1          1,828           --            --        1,829
             purchase plans.............
           Net income...................             --       --             --           --         8,690        8,690
           Stock option compensation....             --       --             --           57            --           57
                                              ---------     ----        -------       ------       -------     -------
         Balance at March 31, 2000......      46,080,659    $ 46        $59,521       $ (176)      $84,608     $143,999
                                              ==========    ====        =======       ======       =======     ========


          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ------------------
                                                                                    2000      1999
                                                                                  --------   ------
                                                                                    (In thousands)
                      CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income..........................................        $  8,690   $ 4,354
                      Adjustments to reconcile net income to net cash
                      provided by operating activities:
                        Depreciation......................................           1,129       964
                        Deferred income taxes.............................             266        67
                        Issuance of common stock and stock options charged
                         to expense.......................................              57        57
                        Change in operating assets and liabilities:
                           Decrease in trade accounts receivable..........           1,116     7,278
                           Increase in unbilled receivables...............          (1,895)     (382)
                           Increase in inventories........................            (220)     (458)
                           Increase in other assets.......................             (31)     (208)
                           Increase (decrease) in accounts payable........            (652)      174
                           Increase in taxes payable......................           3,936     2,217
                           Decrease in accrued compensation and benefits..          (1,666)     (752)
                           Increase in deferred revenue...................           1,374     8,558
                           Increase (decrease) in other accrued liabilities            (65)      373
                                                                                  ---------  -------
                      Net cash provided by operating activities...........          12,039    22,242
                      CASH FLOWS FROM INVESTING ACTIVITIES:
                      Purchases of property and equipment.................          (1,294)     (993)
                                                                                  ---------  -------
                      Net cash used in investing activities...............          (1,294)     (993)
                      CASH FLOWS FROM FINANCING ACTIVITIES:
                      Proceeds from issuance of common stock upon exercise
                         of stock options and purchases under employee
                         stock purchase plan..............................           1,829        --
                                                                                  --------   -------
                      Net cash provided by financing activities...........           1,829        --
                                                                                  --------   -------
                      Net increase in cash and cash equivalents...........          12,574    21,249
                      Cash and cash equivalents at beginning of period....         127,903    21,914
                                                                                  --------   -------
                      Cash and cash equivalents at end of period..........        $140,477   $43,163
                                                                                  ========   =======
                      SUPPLEMENTAL DISCLOSURES:
                         Interest paid....................................      $       --   $      --
                                                                                ==========   =========
                         Income taxes paid................................      $       51   $      --
                                                                                ==========   =========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             THE COMPANY

             We provide communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to manage communications sessions which include phone calls, dial-up Internet access, and other service transactions. Our products also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We currently provide these comprehensive solutions primarily through our GeoProbe and Spectra product offerings.

             CONSOLIDATION

             The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

             UNAUDITED INTERIM FINANCIAL STATEMENTS

             We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 1999, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 3, 2000. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

             CASH AND CASH EQUIVALENTS

             All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

             INVENTORIES

             Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At March 31, 2000 and December 31, 1999, inventories consisted of the following (in thousands):


                                                                          MARCH 31,      DECEMBER 31,
                                                                            2000            1999
                                                                        ------------    -----------
                               Raw materials....................        $      2,329    $     1,791
                               Work-in-process..................                 429            241
                               Finished goods...................               3,355          3,861
                                                                        ------------    -----------
                                                                        $      6,113    $     5,893
                                                                        ============    ===========

             REVENUE RECOGNITION

             Effective January 1, 2000, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, `SOFTWARE REVENUE RECOGNITION' WITH RESPECT TO CERTAIN TRANSACTIONS, which did not require a significant change to our revenue recognition policies. In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Based on the guidance received to date, we believe our revenue recognition policies are in compliance with SAB 101.

             We derive revenues primarily from the sale of products, and product installation, integration and post-contract support services.

             Product revenues are generally recognized in the period we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable by us. When we have significant obligations subsequent to shipment (for example, installation and system integration), revenues are not recognized prior to the time the product has been delivered and installed at the customer's premises and there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred.

             Revenues from installation, integration and other services, excluding post-contract support services, are recognized when the services have been completed.

             We provide our customers with post-contract support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements when and if they become available. Revenues from these services, including post-contract support services included in initial licensing fees, are recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using vendor-specific objective evidence, or VSOE.

             Deferred revenue represents amounts billed to customers, but not yet recognized as revenue. Unbilled receivables represent amounts recognized as revenue, but not yet billed to customers.

             ACCOUNTING ESTIMATES

             The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   NOTE 2 -  RELATED PARTY TRANSACTION

             On January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us, and we intend to enter into a formal agreement with this entity for certain contract services.

   NOTE 3 -  EARNINGS PER SHARE

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               ------------------
                                                                                  2000     1999
                                                                               --------  --------
                                 Numerator:
                                   Net income for basic and diluted
                                     earnings per share...................    $  8,690    $  4,354
                                                                               =======    ========
                                 Denominator:
                                   Denominator for basic earnings per
                                    share -- weighted-average shares.......     45,895      40,896
                                  Effect of dilutive securities:
                                   Employee stock options and purchase
                                     rights................................        928       1,742
                                                                              --------    --------
                                  Dilutive potential common shares.........        928       1,742
                                                                              --------    --------
                                  Denominator for diluted earnings
                                   per share -- adjusted
                                   weighted-average shares.................     46,823      42,638
                                                                               =======    ========
                                 Basic earnings per common share...........   $   0.19     $  0.11
                                                                               =======    ========
                                 Diluted earnings per common share.........   $   0.19     $  0.10
                                                                               =======    ========

   NOTE 4 -  COMPREHENSIVE INCOME

             For all periods presented, we had no components of comprehensive income other than net income.

   NOTE 5 -  SEGMENT INFORMATION

             We operate in a single industry segment, providing communications software solutions and associated services to our customers through our sales personnel and certain foreign distributors. As a result, the financial information disclosed in this report represents all material financial information related to our principal operating segment. The geographic distribution of our revenues as a percentage of total revenues is as follows:


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             ----------------------
                                                                                 2000          1999
                                                                             ----------   ---------
                               United States............................         60.6%         52.4%
                               Export:
                                 Asia/Pacific...........................          8.1           4.8
                                 Europe, Middle East and Africa.........         26.3          38.0
                                 Other..................................          5.0           4.7
                                                                               ------       -------
                                         Total export revenue                    39.4          47.6
                                                                               ------       -------
                                                                                100.0%        100.0%
                                                                               ======       =======

             We have no significant long-lived assets deployed outside of the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FORWARD-LOOKING STATEMENTS

             THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS, FINANCIAL CONDITION, BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, CHANGES IN PRODUCT DEMAND, THE AVAILABILITY OF PRODUCTS, CHANGES IN COMPETITION, FOREIGN RISKS, ECONOMIC CONDITIONS, CHANGES IN TAX RISKS, AND OTHER RISKS INDICATED BELOW UNDER THE CAPTION "RISK FACTORS" AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE RISKS AND UNCERTAINTIES ARE BEYOND OUR CONTROL AND, IN MANY CASES, WE CANNOT PREDICT THE RISKS AND UNCERTAINTIES THAT COULD CAUSE
             OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "PLANS," "EXPECTS," "ANTICIPATES," "INTENDS," "CONTINUE," "MAY," "WILL," "SHOULD" OR THE NEGATIVE OF SUCH TERMS AND SIMILAR EXPRESSIONS AS THEY RELATE TO US OR OUR MANAGEMENT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

             THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 3, 2000. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS AMONG ANY AMOUNTS IN THE FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN OPERATING RESULTS FOR ANY FUTURE PERIODS.

             OVERVIEW

             Inet was founded in 1989, and during the early stages of our operations we focused primarily on developing and selling diagnostic tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostic tool, Spectra, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our GeoProbe product in late 1995. We continue to focus significant resources on the development of enhancements to Spectra, enhancements and add-on applications to GeoProbe and new products focused on network optimization and interoperability for next-generation networks.

             Historically, we have generated substantially all of our revenues from Spectra and GeoProbe. Revenues attributable to GeoProbe represented a majority of our total revenues since 1998. Revenues attributable to Spectra represented a majority of our total revenues in 1997. Although we expect Spectra revenues to continue to represent a significant portion of total revenues for the foreseeable future, Spectra revenues are expected to continue to decline as a percentage of total revenues as a result of a higher growth rate for the GeoProbe product and revenues from the introduction of new products. Our remaining revenues are derived from services relating to these products and other products. These services include training, warranty and post-contract support.

             RESULTS OF OPERATIONS

             The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income as a percentage of revenues. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future periods.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     --------------------
                                                                                       2000          1999
                                                                                     --------    --------
                           Revenues                                                    100.0%       100.0%
                           Cost of revenues                                             23.5         30.7
                                                                                     -------      -------
                             Gross profit                                               76.5         69.3
                                                                                     -------      -------
                           Operating expenses:
                             Research and development                                   21.6         20.9
                             Sales and marketing                                        12.8         12.7
                             General and administrative                                  7.5          8.7
                                                                                     -------      -------
                              Total operating expenses                                  41.9         42.3
                                                                                     -------      -------
                           Income from operations                                       34.6         27.0
                           Other income                                                  5.4          1.4
                                                                                     -------      -------
                           Income before provision for income taxes                     40.0         28.4
                           Provision for income taxes                                   13.6          9.7
                                                                                     -------      -------
                           Net income                                                   26.4%        18.7%
                                                                                     =======      =======

             REVENUES

             Our revenues were $33.0 million for the three months ended March 31, 2000, an increase of 41.8% over the $23.2 million reported for the three months ended March 31, 1999. The growth in revenues is primarily due to an increase in unit sales. For the three months ended March 31, 2000, international revenues accounted for 39.4% of total revenues compared to 47.6% for the three months ended March 31, 1999. The decrease in international revenues as a percentage of total revenues was the result of several large, domestic GeoProbe deployments. In the three months ended March 31, 2000, we had two customers that each accounted for slightly more than 10% of total revenues. We anticipate that in the future, individual, large transactions may represent a large percentage of revenues, particularly on a quarterly basis.

             COST OF REVENUES

             Cost of revenues consists primarily of hardware expenses and personnel costs related to the manufacturing, installation and support of our products. For the three months ended March 31, 2000, cost of revenues increased to $7.8 million from $7.1 million for the three months ended March 31, 1999. The increase in dollars resulted primarily from additional installation expenses and support expenses related to servicing our growing installed customer base. Cost of revenues represented 23.5% and 30.7% of revenues in the three months ended March 31, 2000 and 1999, respectively. The decrease as a percentage of revenues was primarily attributable to a higher percentage of revenues being derived from expansions of existing systems versus new installations. Generally, expansions of existing systems have lower hardware costs than new installations on a per transaction basis. We believe that for the remainder of 2000, cost of revenues as a percentage of revenues will be higher than the level experienced in the three months ended March 31, 2000.

             OPERATING EXPENSES

                  RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salaries and other compensation expenses associated with our research and development activities. These expenses increased to $7.1 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999. The increase was primarily due to increased staffing dedicated to research and development activities. Research and development expenses as a percentage of revenues were 21.6% and 20.9% in the three months ended March 31, 2000 and 1999, respectively. We expect that research and development expenses in future periods will increase in absolute dollars as these investments are crucial to our ability to evolve our technologies and expand our product offerings to meet our customers' needs.

             Software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of our products has substantially coincided with their general release, or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant and we have not capitalized any software development costs.

                  SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing activities, distributor commissions and expenses for trade shows and advertising. These expenses increased to $4.2 million in the three months ended March 31, 2000 from $3.0 million in the three months ended March 31, 1999. The increase was primarily related to continued expansion of our direct sales force, increased international sales activities and increased marketing and promotional activities. Sales and marketing expenses as a percentage of revenues were 12.8% and 12.7% in the three months ended March 31, 2000 and 1999, respectively. We believe that sales and marketing expenses will continue to increase in absolute dollars and as a percentage of revenues through 2000 due to planned expansion of our domestic and international sales efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments as well as fees and expenses associated with legal and accounting requirements. These expenses increased to $2.5 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. The increase was primarily related to increased staffing levels associated with the growth of our business and increased costs related to being a public company. General and administrative expenses as a percentage of revenues were 7.5% and 8.7% in the three months ended March 31, 2000 and 1999, respectively. We anticipate that general and administrative expenses will continue to increase in absolute dollars but decrease as a percentage of revenues.

             OTHER INCOME

             Other income is primarily interest income earned on our cash and cash equivalents. Other income was $1.8 million for the three months ended March 31, 2000 compared to $300,000 for the three months ended March 31, 1999. The increase was due to higher balances of cash and cash equivalents, which resulted from increased cash flows from operations and proceeds from our initial public offering completed in June 1999.

             PROVISION FOR INCOME TAXES

             We recorded income tax expense of $4.5 million and $2.2 million in the three months ended March 31, 2000 and 1999, respectively. Our effective income tax rate for each period was 34.0%.

             LIQUIDITY AND CAPITAL RESOURCES

             Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and bank borrowings. We had working capital of $134.3 million at March 31, 2000, compared with $123.9 million at December 31, 1999. At March 31, 2000, we had $140.5 million in cash and cash equivalents, an increase of $12.6 million from $127.9 million in cash and cash equivalents at December 31, 1999. The increase in cash and cash equivalents is attributable to higher levels of income from operations, increased taxes payable, increased deferred revenue, and proceeds from the issuance of common stock upon the exercise of stock options and employee stock purchases.

             We have a line of credit facility with a bank providing for borrowings of up to $10.0 million which expires June 15, 2000. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. Borrowings under this facility bear interest payable quarterly at LIBOR plus 1.5% and are collateralized by our accounts receivable, inventories, and property and equipment. The credit facility includes covenants requiring us to maintain certain financial ratios and restricts the payment of cash dividends without the bank's consent. At March 31, 2000, no amounts were outstanding under the credit facility, and the amount available to us, after considering outstanding letters of credit, was $9.8 million.

             Net cash provided by operating activities was $12.0 million for the three months ended March 31, 2000, compared to $22.2 million during the same period in 1999. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital.

             Net cash used in investing activities was $1.3 million for the three months ended March 31, 2000, compared to $1.0 million during the same period in 1999. Net cash used in investing activities was related to purchases of property and equipment.

             Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2000 and $0 for the same period in 1999, and resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

             In January 2000, we signed a ten-year lease agreement for office space. We estimate that our commitment for leasehold improvements for this office space is between $5.0 million and $6.0 million. Our current cash balances are sufficient to cover these estimated capital expenditures.

             Any material acquisition or joint venture could result in a decrease in our working capital, depending on the amount, timing and nature of the consideration to be paid. Absent any such acquisitions and joint ventures, we anticipate that current cash balances, potential cash flows from operations and available borrowings under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

             RISK FACTORS

             OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT.

             Since our future operating results are likely to vary significantly from quarter to quarter, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any fiscal year or quarter period. Our quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. Such factors include:

                   - the size and timing of specific orders by customers;

                   -         competition;

                   - the degree of market acceptance of new products and technologies introduced by us and our competitors;

                   -         the mix of products and services sold by us;

                   - the timing of product shipments and product installations by us;

                   - in limited circumstances, customer acceptance of products we deliver to them;

                   -         the capital spending patterns of our customers;

                   -         the mix of domestic and international sales;

                   -         changes in the timing of and level of expenses;

                   - the relative percentages of products sold through our direct and indirect sales channels;

                   - customer order deferrals in anticipation of enhancements or new products;

                   - the timing of and level of investments in research and development activities by us;

                   - changes in, and our ability to implement, our strategy;

                   - changes in the availability or cost of materials needed to produce our products;

                   - the progress and timing of the privatization and restructuring of telecommunications markets and the worldwide deregulation of the international telecommunications industry;

                   -         defects and product quality problems;

                   -         intellectual property disputes;

                   - expansion of and risks associated with our international operations; and

                   -         changes in general economic conditions.

             Furthermore, a large portion of our operating expenses, including rent and salaries, are largely fixed in nature. Accordingly, if revenues are below expectations, our operating results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term, and cannot be quickly reduced to respond to unanticipated decreases in revenues.

             The amount of revenues associated with particular product sales can vary significantly. The deferral or loss of one or more individually significant sales could harm our operating results in a particular quarter.

             Our operating results also are likely to fluctuate due to factors which impact our prospective customers. Expenditures by prospective customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns. Our business would be adversely affected by a decline in the economic prospects of our customers or the economy in general, because these adverse conditions could alter current or prospective customers' capital spending priorities or budget cycles, or extend our sales cycle with respect to some of our customers. In addition, our operating results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year. We believe that this seasonality has been due to the capital appropriation practices of many of our customers. We expect that in future periods this seasonal trend may cause our first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

             As a result of all of the foregoing, we cannot assure you that our revenues will grow in future periods or that we will remain profitable. In addition, in some future quarters our operating results may be below the expectations of public market analysts. In such event, the market price of our common stock would likely fall.

             CONSOLIDATIONS IN, OR A SLOWDOWN IN THE GROWTH OF, THE TELECOMMUNICATIONS INDUSTRY COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has undergone a period of rapid growth and consolidation during the past few years. Our business, financial condition and results of operations could be materially and adversely affected in the event of a significant slowdown in the growth of this industry. Further, consolidations of our prospective customers may delay or cause cancellations of significant sales of our products, which could harm our operating results in a particular period.

             ANY REVERSAL OR SLOWDOWN IN DEREGULATION OF TELECOMMUNICATIONS MARKETS COULD ADVERSELY AFFECT THE MARKET FOR OUR PRODUCTS.

             Future growth in the markets for our products will depend in part on privatization, deregulation and restructuring of telecommunications markets worldwide. Any reversal or slowdown in the pace of this privatization, restructuring or deregulation could have a material adverse effect on the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996 or the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past and could in the future cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

             THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS.

             The sales cycle for our products is long, typically ranging from six to 12 months for GeoProbe sales (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to six months for occasional, large Spectra sales. As a result, our ability to forecast the timing and amount of specific sales is limited. Accordingly, the deferral or loss of one or more significant sales could harm our operating results in a given quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

             ANY DECREASE IN DEMAND FOR OUR GEOPROBE AND SPECTRA PRODUCTS COULD SIGNIFICANTLY DECREASE OUR SALES.

             Our two principal products, GeoProbe and Spectra, generate substantially all of our revenues and are expected to continue to account for a substantial majority of our revenues for the foreseeable future. Any downturn in the demand for either or both of these products could have a material adverse effect on our business, financial condition and results of operations. Moreover, we cannot assure you that we will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for GeoProbe and Spectra.

             IF THE MARKET FOR SS7 AND CONVERGING NETWORK SOLUTIONS FAILS TO GROW OR GROWS MORE SLOWLY THAN WE ANTICIPATE, OUR OPERATING RESULTS COULD BE HARMED.

             Our future operating results are dependent in significant part on the continued viability and expansion of SS7 signaling networks and the convergence of the Packet-based networks (for example, Internet protocol, or IP, and asynchronous transfer mode, or ATM) and the public switched telephone network. Our business, financial condition and results of operations could be materially and adversely affected if the market for SS7 and converging network solutions fails to grow or grows more slowly than we currently anticipate.

             COMPETITION COULD REDUCE OUR MARKET SHARE, WHICH WOULD LIKELY HARM OUR BUSINESS AND OPERATING RESULTS AND CAUSE OUR STOCK PRICE TO FALL.

             The market for signaling-based communications network management applications is relatively new, intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition is expected to persist, intensify and increase in the future. We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. GeoProbe principally competes with products offered by Agilent Technologies, a subsidiary of Hewlett-Packard Company. Our diagnostic tools principally compete with products offered by Agilent Technologies, Tekelec and Tektronix, Inc. There have been new entrants in both the network optimization and diagnostic product areas, but to date they do not comprise a significant portion of the market. Some of our competitors have, in relation to our company, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share. The competitive pressures we face could harm our business, financial condition and results of operations.

             OUR RAPID GROWTH AND EXPANSION MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

             We have experienced rapid and significant growth that has placed, and is expected to continue to place, a significant strain on our management, information systems and operations. For example, our revenues have increased from $17.5 million in 1995 to $110.0 million in 1999. The number of our employees has increased from 116 at December 31, 1995 to 457 at December 31, 1999 and 475 at March 31, 2000. Our ability to effectively manage significant additional growth will require us to improve our financial, operational and management information and control systems and procedures and to effectively attract, train, motivate and manage our employees. The failure to manage growth effectively could harm our business, financial condition and results of operations.

             WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR BUSINESS IF WE ARE UNABLE TO ATTRACT ADDITIONAL HIGHLY SKILLED PERSONNEL OR RETAIN OUR EXISTING KEY PERSONNEL.

             Our future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior managers, technical personnel, sales and marketing personnel, most of whom are not bound by an employment agreement. The loss of any existing key personnel or the inability to attract, motivate and retain additional qualified personnel could harm our business, financial condition and results of operations.

             We anticipate that continued growth, if any, will require us to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for personnel is intense, and we have at times experienced difficulty in recruiting qualified personnel. We historically have filled a portion of our new personnel needs with non-U.S. citizens holding temporary work visas that allow these individuals to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy limiting the issuance of temporary work visas could adversely affect our ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires us to incur significant start-up expenses, including procurement of office space and equipment, initial training costs and low utilization rates of new personnel. We may be unable to successfully recruit additional personnel as needed. In addition, the start-up expenses incurred in connection with the hiring of additional personnel could harm our future operating results.

             WE MAY BE UNABLE TO ADAPT TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING CUSTOMER REQUIREMENTS.

             The market for our products is characterized by rapid technological advances, evolving industry and customer-specific protocol standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of communications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unmarketable. We believe our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

                  - enhance our network optimization and diagnostic products;

                  - develop and introduce new products for the communications network management market and other markets;

                  - address evolving industry protocol standards and changing customer needs; and

                  -         achieve broad market acceptance for our products.

             We cannot assure you that we will achieve these objectives.

             OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW PRODUCTS BASED ON EMERGING TECHNOLOGIES.

             Our future success will depend in part on our ability to develop solutions for networks based on emerging technologies and standards, such as ATM and Internet telephony, which are likely to be characterized by continuing technological developments, evolving industry standards and changing customer requirements. We may not successfully develop competitive products for these emerging technologies, and our failure to do so could harm our business, financial condition and results of operations.

             WE HAVE INTERNATIONAL CUSTOMERS, AND, AS A RESULT, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN MARKETS.

             Our international operations are subject to the risks inherent in international business activities. Revenues from customers located outside of the U.S. represented 39.4% of our total revenues for the three months ended March 31, 2000 and 51.7%, 52.2% and 52.6% of our total revenues in 1999, 1998 and 1997, respectively. We believe that continued growth and profitability will require expansion of our sales efforts in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The risks inherent in international operations include:

                  -         management of geographically dispersed operations;

                  -         longer accounts receivable payment cycles;

                  - the ability to establish relationships with government-owned or subsidized communications providers;

                  -         general economic conditions in each country;

                  -         currency controls and exchange rate fluctuations;

                  - seasonal reductions in business activity particular to certain markets;

                  - loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

                  - foreign taxes and the overlap of different tax structures;

                  - greater difficulty in safeguarding intellectual property;

                  -         import and export licensing requirements;

                  -         trade restrictions; and

                  - involuntary renegotiation of contracts with foreign governments and communications carriers.

             International expansion of our business will require significant management attention and financial resources. Moreover, in order to further expand internationally, we may be required to establish relationships with additional distributors and third-party integrators. We cannot assure you that we will effectively establish such relationships. If international revenues are not adequate to offset the additional expense of expanding international operations, it could harm our business, financial condition and results of operations.

             To date, international sales have been denominated solely in U.S. dollars, and accordingly we have not been exposed to fluctuations in non-U.S. currency exchange rates. As a result, our revenues in international markets may be adversely affected by a strengthening U.S. dollar. However, we expect that in future periods a portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

             WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN KEY COMPONENTS FROM SOLE AND LIMITED SOURCE SUPPLIERS. IF WE ARE UNABLE TO OBTAIN THESE COMPONENTS, WE COULD BE UNABLE TO SHIP OUR PRODUCTS IN A TIMELY MANNER.

             Currently, our products utilize certain semiconductors that are available from only one manufacturer and other components that are available from a limited number of suppliers. While alternative suppliers have been identified for certain key components, those alternative sources have not been qualified by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We have no long-term agreements with our suppliers and generally make our purchases with purchase orders on an "as-needed basis." Furthermore, certain components require an order lead-time of approximately six months. Other components that currently are readily available may become difficult to obtain in the future. Accordingly, we make advance purchases of certain components in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to order sufficient quantities of these components sufficiently in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of certain of our key components, which have resulted in delays in product deliveries. We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future.

             SINCE WE RELY ON THIRD-PARTY SUBCONTRACTORS TO MANUFACTURE AND DEVELOP OUR PRODUCTS, IF THESE SUBCONTRACTORS DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS COULD BE IMPAIRED.

             We rely exclusively upon third-party subcontractors to manufacture our subassemblies. We also have retained, from time to time, third-party design services in the development of application-specific integrated circuits. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs.

             WE RELY UPON SOFTWARE LICENSED FROM THIRD PARTIES; IF WE ARE UNABLE TO MAINTAIN THESE SOFTWARE LICENSES ON COMMERCIALLY REASONABLE TERMS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

             We rely upon software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. The inability to maintain any software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into our products, which could harm our business, financial condition and results of operations.

             WE MAY NOT RECEIVE THE INTENDED BENEFITS OF FUTURE ACQUISITIONS, JOINT VENTURES, OR OTHER BUSINESS RELATIONSHIPS.

             We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could cause diversion of management's time and resources. Future acquisitions and joint ventures by our company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, we cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If any such acquisition or joint venture were to occur, we cannot be certain that we will receive the intended benefits of the acquisition or joint venture. Also, we may pursue arrangements with third parties to perform certain activities for us such as the development of certain products or product features. We cannot assure you that these arrangements will produce to the level of quality or in the time frame expected, which could materially and adversely harm our business.

             WE MAY BE ACCUSED OF INFRINGING THE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION.

             The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. As the number of communications network management products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. To date, we have engaged in correspondence with third-party holders of patents as a result of two such notices. We believe that our products do not infringe on any valid patents cited in the notices, however, questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. We cannot assure you that any such patent holders, or others, will not initiate legal proceedings in the future against us, or that if any proceedings were initiated, we could be successful in defending ourselves. Any proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against us. We cannot assure you that any such royalty or license agreements could be available on terms acceptable to us, if at all.

             OUR LIMITED ABILITY OR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

             Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management resources, and have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be successful in protecting our proprietary technology or that our proprietary rights will provide us a meaningful competitive advantage.

             WE MAY FACE POTENTIAL LIABILITY FOR PRODUCT DEFECTS.

             Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to our reputation and business. To date, we have not been materially adversely affected by products containing defects or errors. We attempt to include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in or the use of our products. However, the nature and extent of these limitations tend to vary from customer to customer and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although we have not experienced any product liability suits to date, the sale and support of our products entails the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

             OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN APPROXIMATELY 80.9% OF OUR COMMON STOCK, WHICH ALLOWS THEM TO CONTROL THE MANAGEMENT AND AFFAIRS OF OUR COMPANY OR PREVENT A CHANGE OF CONTROL.

             As of March 31, 2000, our three founders, Samuel S. Simonian, Elie
             S. Akilian and Mark A. Weinzierl, beneficially owned approximately 80.9% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions, and could effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl constitute three of the six members of our board of directors and could have significant influence in directing the actions taken by our board.

             OUR BUSINESS AND REPUTATION COULD SUFFER IF WE DO NOT PREVENT SECURITY BREACHES.

             We have included security features in some of our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, our products may be vulnerable to breaches in security due to defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs, and/or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Any security problem may require significant capital expenditures to solve and could adversely affect our reputation and product acceptance.

             WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

             Our certificate of incorporation and bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. For example, we provide for a classified board of directors with staggered three-year terms, our stockholders are unable to take action by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

             VOLATILITY IN OUR STOCK PRICE COULD RESULT IN CLAIMS AGAINST US.

             The market price of our common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

                  -         variations in our results of operations;

                  -         future sales of common stock;

                  - the announcement of technological innovations or new products by us, our competitors and others;

                  -         market analysts' estimates of our performance; and

                  -         general market and economic conditions.

             The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. This volatility may adversely affect the market price of the common stock and our visibility and credibility in our markets.

             Additionally, in the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its common stock. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are exposed to immaterial levels of market risk.

PART II.    OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             From January 1, 2000, through March 31, 2000, we issued 678,000 shares of our common stock to employees pursuant to exercises of stock options under our stock option plans (with exercise prices ranging from $0.60 to $15.00 per share) and 89,900 shares pursuant to employee stock purchases under our employee stock purchase plan. These issuances were deemed exempt from registration under
             Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits


                  Exhibit
                  Number       Exhibit
                  -------      -------

                  10.1         Executive Employment Agreement, dated August 30, 1999, between the registrant and Luis Pajares.

                  10.2         Letter agreement, dated January 31, 2000, between the
                               registrant and Jeffrey A. Kupp.

                  27           Financial Data Schedule (for SEC information only)


(b) There were no reports filed on Form 8-K during the first quarter of 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        INET TECHNOLOGIES, INC.


                        By:    /s/ Elie S. Akilian
                               ------------------------------------------------
                               Elie S. Akilian
                               President, Chief Executive Officer and Director (Principal executive officer)



                        By:    /s/ Jeffrey A. Kupp
                               ------------------------------------------------
                               Jeffrey A. Kupp
                               Vice President - Chief Financial Officer
                               (Principal accounting and financial officer)


Date:     May 15, 2000

                                INDEX TO EXHIBITS


                    Exhibit
                     Number                        Description
                    --------                       -----------
                       10.1         Executive Employment Agreement, dated August
                                    30, 1999, between the registrant and Luis
                                    Pajares

                       10.2 Letter agreement, dated January 31, 2000, between the registrant and Jeffrey A. Kupp

                       27           Financial Data Schedule
