Form 10-Q
period 2000-06-30
INET TECHNOLOGIES INC
filed 2000-08-04
CIK 1065351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



        (x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                                       OR

        ( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                          1500 North Greenville Avenue
                             Richardson, Texas 75081
          (Address of principal executive offices, including zip code)


                                 (469) 330-4000
              (Registrant's telephone number, including area code)


                        1255 West 15th Street, Suite 600
                               Plano, Texas 75075
               (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Number of shares of common stock of registrant outstanding at August 1, 2000:
46,243,733

                             INET TECHNOLOGIES, INC.
                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Consolidated Balance Sheets ...................................................         3

                  Consolidated Statements of Income .............................................         4

                  Consolidated Statement of Stockholders' Equity.................................         5

                  Consolidated Statements of Cash Flows..........................................         6

                  Notes to Consolidated Financial Statements ....................................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................         10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................         22

Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds .....................................         23

         Item 4.  Submissions of Matters to Vote of Security Holders ............................         23

         Item 6.  Exhibits and Reports on Form 8-K...............................................         24

Signatures        ...............................................................................         24

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                          2000                1999
                                                                                       ------------       -----------
                                                                                               (In thousands)
Current assets:
  Cash and cash equivalents.........................................................   $    138,650       $   127,903
  Trade accounts receivable, net of allowance for doubtful accounts of $935 and
    $938 at June 30, 2000 and December 31, 1999, respectively.......................         23,502            20,781
  Unbilled receivables..............................................................          3,042             2,196
  Inventories.......................................................................          6,960             5,893
  Deferred income taxes.............................................................          2,023             2,318
  Other current assets..............................................................          3,095             1,312
                                                                                       ------------       -----------
          Total current assets......................................................        177,272           160,403
Property and equipment, net.........................................................         10,169             9,324
Deferred income taxes...............................................................             35                 6
Other assets........................................................................            299               184
                                                                                       ------------       -----------
          Total assets..............................................................   $    187,775       $   169,917
                                                                                       ============       ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................   $      2,794       $     2,599
  Accrued compensation and benefits.................................................          5,650             5,252
  Deferred revenue..................................................................         21,612            26,432
  Taxes payable.....................................................................             --               213
  Other accrued liabilities.........................................................          4,031             1,998
                                                                                       ------------       -----------
          Total current liabilities.................................................         34,087            36,494
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares -- 25,000,000
     Issued shares -- None..........................................................             --                --
  Common stock, $.001 par value:
     Authorized shares -- 175,000,000
     Issued shares -- 46,097,009 at June 30, 2000 and
       45,312,759 at December 31, 1999..............................................             46                45
  Additional paid-in capital........................................................         59,602            57,693
  Unearned compensation.............................................................           (118)             (233)
  Retained earnings.................................................................         94,158            75,918
                                                                                       ------------       -----------
          Total stockholders' equity................................................        153,688           133,423
                                                                                       ------------       -----------
          Total liabilities and stockholders' equity................................   $    187,775       $   169,917
                                                                                       ============       ===========

               See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       ------------------------    ------------------------
                                                          2000          1999        2000          1999
                                                       ----------    ----------    ----------    ----------
                                                               (In thousands, except per share data)
Revenues:
  Product and license fees........................     $   32,586    $   23,037    $   62,483    $   44,395
  Services........................................          4,242         2,739         7,306         4,620
                                                       ----------    ----------    ----------    ----------
       Total revenues.............................         36,828        25,776        69,789        49,015

Cost of revenues:
  Product and license fees........................          7,506         6,084        13,520        11,617
  Services........................................          2,126         1,555         3,871         3,147
                                                       ----------    ----------    ----------    ----------
       Total cost of revenues.....................          9,632         7,639        17,391        14,764
                                                       ----------    ----------    ----------    ----------

           Gross profit...........................         27,196        18,137        52,398        34,251
Operating expenses:
  Research and development........................          7,818         5,531        14,921        10,383
  Sales and marketing.............................          3,983         2,835         8,214         5,793
  General and administrative......................          3,032         2,123         5,491         4,153
                                                       ----------    ----------    ----------    ----------
                                                           14,833        10,489        28,626        20,329
                                                       ----------    ----------    ----------    ----------
          Income from operations..................         12,363         7,648        23,772        13,922
Other income (expense):
  Interest income.................................          2,113           685         3,885         1,027
  Other expense...................................             (7)          (11)          (21)          (30)
                                                       ----------    ----------    ----------    ----------
                                                            2,106           674         3,864           997
                                                       ----------    ----------    ----------    ----------
          Income before provision for income
            taxes.................................         14,469         8,322        27,636        14,919
Provision for income taxes........................          4,919         2,829         9,396         5,072
                                                       ----------    ----------    ----------    ----------
          Net income..............................     $    9,550    $    5,493    $   18,240    $    9,847
                                                       ==========    ==========    ==========    ==========
Earnings per common share:
          Basic...................................     $     0.21    $     0.13    $     0.40    $     0.24
                                                       ==========    ==========    ==========    ==========
          Diluted.................................     $     0.20    $     0.12    $     0.39    $     0.23
                                                       ==========    ==========    ==========    ==========

Weighted-average shares outstanding:
          Basic...................................         46,090        42,389        45,993        41,646
                                                       ==========    ==========    ==========    ==========
          Diluted.................................         46,833        44,126        46,832        43,401
                                                       ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                          COMMON STOCK        ADDITIONAL                                TOTAL
                                     -------------------       PAID-IN      UNEARNED     RETAINED   STOCKHOLDERS'
                                      SHARES      AMOUNT       CAPITAL    COMPENSATION   EARNINGS     EQUITY
                                     ----------   ------     ----------   ------------   --------   ------------
                                                          (In thousands, except share data)
Balance at December 31, 1999.....    45,312,759    $ 45        $57,693       $ (233)      $75,918     $133,423
  Issuance of common stock under
    stock option and stock
    purchase plans...............       784,250       1          1,909           --            --        1,910
  Net income.....................            --      --             --           --        18,240       18,240
  Stock option compensation......            --      --             --          115            --          115
                                     ----------    ----        -------       ------       -------     --------
Balance at June 30, 2000.........    46,097,009    $ 46        $59,602       $ (118)      $94,158     $153,688
                                     ==========    ====        =======       ======       =======     ========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------   ---------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................      $   18,240   $   9,847
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation......................................           2,352       1,941
  Deferred income taxes.............................             266       1,508
  Issuance of common stock and stock options
   charged to expense...............................             115         114
  Change in operating assets and liabilities:
     Decrease (increase) in trade accounts
       receivable...................................          (2,721)      7,770
     Increase in unbilled receivables...............            (846)       (745)
     Increase in taxes receivable...................            (714)     (1,229)
     Decrease (increase) in inventories.............          (1,067)        217
     Increase in other assets.......................          (1,184)       (318)
     Increase (decrease) in accounts payable........             195        (122)
     Decrease in taxes payable......................            (213)       (878)
     Increase in accrued compensation and benefits..             398         556
     Increase (decrease) in deferred revenue........          (4,820)     13,598
     Increase in other accrued liabilities..........           2,033         131
                                                          ----------   ---------
Net cash provided by operating activities...........          12,034      32,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.................          (3,197)     (2,500)
                                                          -----------  ---------
Net cash used in investing activities...............          (3,197)     (2,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial
   public offering, net.............................              --      55,952
Proceeds from issuance of common stock upon
   exercise of stock options and purchases under
   employee stock purchase plan.....................           1,910         122
                                                          ----------   ---------
Net cash provided by financing activities...........           1,910      56,074
                                                          ----------   ---------

Net increase in cash and cash equivalents...........          10,747      85,964
Cash and cash equivalents at beginning of period....         127,903      21,914
                                                          ----------   ---------
Cash and cash equivalents at end of period..........      $  138,650   $ 107,878
                                                          ==========   =========

SUPPLEMENTAL DISCLOSURES:
   Interest paid....................................      $       --   $      --
                                                          ==========   =========
   Income taxes paid................................      $    4,615   $   6,087
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

          UNAUDITED INTERIM FINANCIAL STATEMENTS

          We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 1999, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 3, 2000. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

          CASH AND CASH EQUIVALENTS

          All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

          INVENTORIES

          Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                                               JUNE 30,      DECEMBER 31,
                                                                2000            1999
                                                           -------------   ---------------
                      Raw materials....................    $      2,299    $         1,791
                      Work-in-process..................           1,064                241
                      Finished goods...................           3,597              3,861
                                                           ------------    ---------------
                                                           $      6,960    $         5,893
                                                           ============    ===============

          REVENUE RECOGNITION

          Effective January 1, 2000, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, `SOFTWARE REVENUE RECOGNITION' WITH RESPECT TO CERTAIN TRANSACTIONS, which did not require a significant change to our revenue recognition policies. In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which will be effective in the fourth quarter of this fiscal year. We believe our revenue recognition policies are in compliance with SAB 101.

          We derive revenues primarily from the sale of products and license of software, and product installation, integration and post-contract support services.

          Product revenues are recognized in the period we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment (for example, installation and system integration), revenues are not recognized prior to the time the product has been delivered and installed at the customer's premises and there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred.

          Revenues for fixed-priced contracts that require significant software development and are generally in duration in excess of six months are recognized on a percentage-of-completion method. Revenues from these contracts are recognized upon attainment of scheduled performance milestones. Anticipated losses on fixed-priced contracts are recognized when estimable.

          Revenues from installation, integration and other services, excluding post-contract support services, are recognized when the services have been completed.

          We provide our customers with post-contract support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support services included in initial licensing fees, are recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using vendor-specific objective evidence, or VSOE.

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

NOTE 2 -  RELATED PARTY TRANSACTION

          On January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us.

NOTE 3 -  EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------    ---------------------
                                                                    2000          1999          2000        1999
                                                                -----------   -----------    ----------   --------
                Numerator:
                  Net income for basic and diluted
                    earnings per share.....................     $     9,550   $     5,493    $   18,240   $  9,847
                                                                ===========   ===========    ==========   ========
                Denominator:
                  Denominator for basic earnings per
                    share -- weighted-average shares.......          46,090        42,389        45,993     41,646
                  Effect of dilutive securities:
                  Employee stock options and purchase
                    rights.................................             743         1,737           839      1,755
                                                                -----------   -----------    ----------   --------
                  Dilutive potential common shares.........             743         1,737           839      1,755
                                                                -----------   -----------    ----------   --------

                  Denominator for diluted earnings
                    per share -- adjusted
                    weighted-average shares................          46,833        44,126        46,832     43,401
                                                                ===========   ===========    ==========   ========

                Basic earnings per common share............     $      0.21   $      0.13    $     0.40   $   0.24
                                                                ===========   ===========    ==========   ========

                Diluted earnings per common share..........     $      0.20   $      0.12    $     0.39   $   0.23
                                                                ===========   ===========    ==========   ========

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

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           ------------------------  ------------------------
                                                               2000          1999        2000          1999
                                                           ----------   -----------  ----------    ----------
             United States............................         36.3%         45.1%       47.8%          48.6%
             Export:
               Asia/Pacific...........................          4.9           3.0         6.4            3.9
               Europe, Middle East and Africa.........         56.0          47.3        42.0           42.8
               Other..................................          2.8           4.6         3.8            4.7
                                                             ------       -------      ------        -------
                       Total export revenue                    63.7          54.9        52.2           51.4
                                                             ------       -------      ------        -------
                                                              100.0%        100.0%      100.0%         100.0%
                                                             ======       =======      ======        =======

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

             RESULTS OF OPERATIONS

             The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income as a percentage of revenues. The operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future periods.


                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                  JUNE 30,
                                                                          ----------------------    --------------------
                                                                            2000          1999        2000         1999
                                                                          --------    ----------    --------    --------
                Revenues:
                  Product and license fees                                   88.5%        89.4%        89.5%        90.6%
                  Services                                                   11.5         10.6         10.5          9.4
                                                                           ------       ------       ------       ------
                    Total revenues                                          100.0        100.0        100.0        100.0
                Cost of revenues:
                  Product and license fees                                   20.4         23.6         19.4         23.7
                  Services                                                    5.7          6.0          5.5          6.4
                                                                           ------       ------       ------       ------
                    Total cost of revenues                                   26.1         29.6         24.9         30.1
                                                                           ------       ------       ------       ------
                  Gross profit                                               73.9         70.4         75.1         69.9
                Operating expenses:
                  Research and development                                   21.3         21.5         21.4         21.2
                  Sales and marketing                                        10.8         11.0         11.8         11.8
                  General and administrative                                  8.2          8.2          7.8          8.5
                                                                           ------       ------       ------       ------
                    Total operating expenses                                 40.3         40.7         41.0         41.5
                                                                          -------      -------      -------      -------
                Income from operations                                       33.6         29.7         34.1         28.4
                Other income                                                  5.7          2.6          5.5          2.0
                                                                          -------      -------      -------      -------
                Income before provision for income taxes                     39.3         32.3         39.6         30.4
                Provision for income taxes                                   13.4         11.0         13.5         10.4
                                                                          -------      -------      -------      -------
                Net income                                                   25.9%        21.3%        26.1%        20.0%
                                                                          =======      =======      =======      =======

             REVENUES

             PRODUCT AND LICENSE FEES. Revenues from product and license fees increased 41.5% to $32.6 million for the three months ended June 30, 2000 from $23.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues from product and license fees increased 40.7% to $62.5 million from $44.4 million for the six months ended June 30, 1999. The growth in revenues from product and license fees is primarily due to an increase in unit sales during the three and six months ended June 30, 2000. We expect that product and license fees will continue to increase in absolute dollars from the levels achieved in the quarter ended June 30, 2000.

             SERVICES. Revenues from services increased 54.9% to $4.2 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues from services increased 58.1% to $7.3 million from $4.6 million for the six months ended June 30, 1999. The increase in the services revenues as a percentage of total revenues is primarily related to post-contract support services associated with a larger installed customer base. We expect that services revenues will continue to increase in absolute dollars from the levels achieved in the quarter ended June 30, 2000.

             CONCENTRATION OF REVENUES. In the three and six months ended June 30, 2000, we had two customers that each accounted for more than 10% of total revenues. We anticipate that in the future, individual, large transactions may represent a large percentage of total revenues, particularly on a quarterly basis.

             INTERNATIONAL REVENUES. For the three months ended June 30, 2000, international revenues accounted for 63.7% of total revenues compared to 54.9% for the three months ended June 30, 1999. The increase in international revenues as a percentage of total revenues was the result of several large, international GeoProbe deployments. For the six months ended June 30, 2000, international revenues accounted for 52.2% of total revenues compared to 51.4% for the six months ended June 30, 1999.

             COST OF REVENUES

             PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware expenses and personnel costs related to the manufacturing, integration and installation of our products. Cost of product and license fees was $7.5 million and $6.1 million for the three months ended June 30, 2000 and 1999, representing 23.0% and 26.4% of product and license fee revenues, respectively. For the six months ended June 30, 2000 and 1999, cost of product and license fees was $13.5 million and $11.6 million, representing 21.6% and 26.1% of product and license fee revenues, respectively. The increase in dollar amounts for both the three and six months ended June 30, 2000 resulted primarily from additional material costs associated with higher unit sales. The decrease as a percentage of product and license fee revenues was primarily attributable to a higher percentage of revenues being derived from more profitable expansions of existing systems versus new system installations, as well as economies of scale achieved in production and implementation activities.

             SERVICES. Cost of services consists of expenses, primarily personnel costs, related to post-contract support, training and warranty and non-warranty work. Cost of services was $2.1 million and $1.6 million for the three months ended June 30, 2000 and 1999, representing 50.1% and 56.8% of service revenues, respectively. For the six months ended June 30, 2000 and 1999, cost of services was $3.9 million and $3.1 million, representing 53.0% and 68.1% of services revenues, respectively. Cost of services as a percentage of services revenues has fluctuated, and is expected to continue to fluctuate, on a period-to-period basis based upon the relative mix of post-contract support, training and warranty and non-warranty work.

             OPERATING EXPENSES

                  RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of salaries and other compensation expenses associated with our research and development activities. These expenses increased to $7.8 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999. The increase was primarily due to increased staffing dedicated to research and development activities. Research and development expenses as a percentage of total revenues were 21.2% and 21.5% in the three months ended June 30, 2000 and 1999, respectively.

             For the six months ended June 30, 2000, research and development expenses increased to $14.9 million from $10.4 million for the comparable prior-year period. The increase in dollars was primarily due to additional staffing and related personnel costs. Research and development expenses as a percentage of total revenues were 21.4% and 21.3% in the six months ended June 30, 2000 and 1999, respectively. We expect that research and development expenses in future periods will increase in absolute dollars, as these investments are crucial to our ability to evolve our technologies and expand our product offerings to meet our customers' needs.

             Software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are permitted to be capitalized until the product is available for general release to our customers. To date, either the establishment of technological feasibility of our products has substantially coincided with their general release, or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant and we have not capitalized any software development costs.

                  SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing activities, distributor commissions and expenses for trade shows and advertising. These expenses increased to $4.0 million in the three months ended June 30, 2000 from $2.8 million in the three months ended June 30, 1999. The increase was primarily related to continued expansion of our direct sales force, increased international sales activities and increased marketing and promotional activities.

             Sales and marketing expenses as a percentage of total revenues were 10.8% and 11.0% in the three months ended June 30, 2000 and 1999, respectively.

             Sales and marketing expenses increased to $8.2 million in the six months ended June 30, 2000 from $5.8 million in the six months ended June 30, 1999. The increase was primarily related to continued expansion of our direct sales force, increased international sales activities and increased marketing and promotional activities. Sales and marketing expenses as a percentage of total revenues were 11.8% in both the six months ended June 30, 2000 and 1999. Although these expenses can be affected by the timing of certain sales and marketing activities, we expect that these expenses will increase in absolute dollars and as a percentage of total revenues through 2000 due to planned expansion of our domestic and international sales efforts.

                  GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments as well as fees and expenses associated with legal and accounting requirements. These expenses increased to $3.0 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999. The increase was primarily related to increased staffing levels associated with the growth of our business and increased costs related to being a public company. General and administrative expenses as a percentage of revenues were 8.2% in both the three months ended June 30, 2000 and 1999.

             General and administrative expenses increased to $5.5 million for the six months ended June 30, 2000 from $4.2 million for the six months ended June 30, 1999. The increase was primarily related to increased staffing levels associated with the growth of our business and increased costs related to being a public company. General and administrative expenses as a percentage of total revenues were 7.8% and 8.5% in the six months ended June 30, 2000 and 1999, respectively. We anticipate that general and administrative expenses will continue to increase in absolute dollars but decrease slightly as a percentage of total revenues.

             OTHER INCOME

             Other income is primarily interest income earned on our cash and cash equivalents. Other income was $2.1 million for the three months ended June 30, 2000 compared to $700,000 for the three months ended June 30, 1999. Other income was $3.9 million for the six months ended June 30, 2000 compared to $1.0 million for the six months ended June 30, 1999. For both the three and six months ended June 30, 2000, the increase was due to higher balances of cash and cash equivalents, which resulted from proceeds from our initial public offering completed in June 1999.

             PROVISION FOR INCOME TAXES

             We recorded income tax expense of $4.9 million and $2.8 million in the three months ended June 30, 2000 and 1999, respectively. Our effective income tax rate for each three-month period was 34.0%. We recorded income tax expense of $9.4 million and $5.1 million in the six months ended June 30, 2000 and 1999, respectively. Our effective income tax rate for each six-month period was 34.0%.

             LIQUIDITY AND CAPITAL RESOURCES

             Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and bank borrowings. We had working capital of $143.2 million at June 30, 2000, compared with $123.9 million at December 31, 1999. At June 30, 2000, we had $138.7 million in cash and cash equivalents, an increase of $10.8 million from $127.9 million in cash and cash equivalents at December 31, 1999. The increase in cash and cash equivalents is attributable to higher levels of income from operations and proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

             We renewed our line of credit facility with a bank providing for borrowings of up to $10.0 million. This credit facility will expire on June 15, 2001. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. Borrowings under this facility are collateralized by our accounts receivable, inventories, and property and equipment and bear interest payable quarterly at LIBOR plus a margin, determined by our level of indebtedness, ranging from 0.25% to 0.5% for United States dollar borrowings and 1.25% to 1.5% for Eurodollar borrowings. The credit facility includes covenants requiring us to maintain certain financial ratios and restricts the payment of cash dividends without the bank's consent. At June 30, 2000, no amounts were outstanding under the credit facility, and the amount available to us, after considering outstanding letters of credit, was $9.8 million.

             Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2000, compared to $32.4 million during the same period in 1999. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital. The decline in cash provided by operating activities for the six months ended June 30, 2000, compared to the six months ended June 30, 1999,was attributable to changes in working capital accounts.

             Net cash used in investing activities was $3.2 million for the six months ended June 30, 2000, compared to $2.5 million during the same period in 1999. Net cash used in investing activities was related to purchases of property and equipment.

             Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2000, resulting from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities was $56.1 for the same period in 1999, resulting from proceeds from the issuance of common stock in our initial public offering and from proceeds from the issuance of common stock upon the exercise of stock options.

             In January 2000, we signed a ten-year lease agreement for corporate headquarters in Richardson, Texas. We estimate that our remaining commitment for leasehold improvements for this office space is between $4.0 million and $5.0 million. Our current cash balances are sufficient to cover these estimated capital expenditures.

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

             RISK FACTORS

             OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT.

             Since our future operating results are likely to vary significantly from quarter to quarter, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any fiscal year or quarterly period. Our quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. Such factors include:

                  *        the size and timing of specific orders by customers;

                  *        competition;

                  - the degree of market acceptance of new products and technologies introduced by us and our competitors;

                  -        the mix of products and services sold by us;

                  - the timing of product shipments and product installations by us;

                  - in limited circumstances, the timing of customer acceptance of products we deliver to them;

                  -        the capital spending patterns of our customers;

                  -        the mix of domestic and international sales;

                  -        the mix of new installations and system expansions;

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

             The amount of revenues associated with particular product sales can vary significantly. The deferral or loss of one or more individually significant sale could harm our operating results in a particular quarter.

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

             ANY REVERSAL OR SLOWDOWN IN DEREGULATION OF TELECOMMUNICATIONS MARKETS COULD ADVERSELY AFFECT THE MARKET FOR OUR PRODUCTS.

             Future growth in the markets for our products will depend in part on privatization, deregulation and the restructuring of telecommunications markets worldwide. Any reversal or slowdown in the pace of this privatization, restructuring or deregulation could have a material adverse effect on the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996 or the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past and could in the future cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

             THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS.

             The sales cycle for our products is long, typically ranging from six to 12 months for GeoProbe sales (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large Spectra sales. As a result, our ability to forecast the timing and amount of specific sales is limited. Accordingly, the deferral or loss of one or more significant sales could harm our operating results in a given quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.

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

             COMPETITION COULD REDUCE OUR MARKET SHARE, WHICH WOULD LIKELY HARM OUR BUSINESS AND OPERATING RESULTS AND CAUSE OUR STOCK PRICE TO FALL.

             The market for signaling-based communications network management applications is relatively new, intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition is expected to persist, intensify and increase in the future. We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. GeoProbe principally competes with products offered by Agilent Technologies. Our diagnostic tools principally compete with products offered by Agilent Technologies, Tekelec and Tektronix, Inc. There have been new entrants in both the network optimization and diagnostic product areas, but to date they do not comprise a significant portion of the market. Some of our competitors have, in relation to our company, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share. The competitive pressures we face could harm our business, financial condition and results of operations.

             OUR RAPID GROWTH AND EXPANSION MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

             We have experienced rapid and significant growth that has placed, and is expected to continue to place, a significant strain on our management, information systems and operations. For example, our revenues have increased from $17.5 million in 1995 to $110.0 million in 1999. The number of our employees has increased from 116 at December 31, 1995 to 457 at December 31, 1999 and 516 at June 30, 2000. Our ability to effectively manage significant additional growth will require us to improve our financial, operational and management information and control systems and procedures and to effectively attract, train, motivate and manage our employees. The failure to manage growth effectively could harm our business, financial condition and results of operations.

             WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR BUSINESS IF WE ARE UNABLE TO ATTRACT ADDITIONAL HIGHLY-SKILLED PERSONNEL OR RETAIN OUR EXISTING KEY PERSONNEL.

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

             OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW PRODUCTS BASED ON EMERGING TECHNOLOGIES.

             Our future success will depend in part on our ability to develop solutions for networks based on emerging technologies and standards, such as IP and ATM, which are likely to be characterized by continuing technological developments, evolving industry standards and changing customer requirements. We may not successfully develop competitive products for these emerging technologies, and our failure to do so could harm our business, financial condition and results of operations.

             WE HAVE INTERNATIONAL CUSTOMERS, AND, AS A RESULT, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN MARKETS.

             Our international operations are subject to the risks inherent in international business activities. Revenues from customers located outside of the U.S. represented 52.2% of our total revenues for the six months ended June 30, 2000 and 51.7%, 52.2% and 52.6% of our total revenues in 1999, 1998 and 1997, respectively. We believe that continued growth and profitability will require expansion of our efforts in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The risks inherent in international operations include:

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

                  - seasonal reductions in business activity specific to certain markets;

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

             To date, a very high percentage of international sales have been denominated in U.S. dollars, and accordingly we have not been significantly exposed to fluctuations in non-U.S. currency exchange rates. As a result, our revenues in international markets may be adversely affected by a strengthening U.S. dollar. However, we expect that in future periods a greater portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

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

             WE MAY FACE POTENTIAL LIABILITY FOR PRODUCT DEFECTS.

             Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to our reputation and business. To date, we have not been materially adversely affected by products containing defects or errors. We attempt to include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations tend to vary from customer to customer and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although we have not experienced any product liability suits to date, the sale and support of our products entails the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

             OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN APPROXIMATELY 80% OF OUR COMMON STOCK, WHICH ALLOWS THEM TO CONTROL THE MANAGEMENT AND AFFAIRS OF OUR COMPANY OR PREVENT A CHANGE OF CONTROL.

             As of June 30, 2000, our three founders, Samuel S. Simonian, Elie
             S. Akilian and Mark A. Weinzierl, beneficially owned approximately 80% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions, and could effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl constitute three of the six members of our board of directors and could have significant influence in directing the actions taken by our board.

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

             WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

             Our certificate of incorporation and bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. For example, we provide for a classified board of directors with three-year terms, our stockholders are unable to take action by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

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

             The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. This volatility may adversely affect the market price of our common stock as well as our visibility and credibility in our markets.

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

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             In the three months ended June 30, 2000, we issued 12,000 shares of our common stock to employees pursuant to exercises of stock options under our 1995 Employee Stock Option Plan (with exercise prices ranging from $0.60 to $1.15 per share). These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

             The Securities and Exchange Commission on May 26, 1999 declared effective the Registration Statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At our Annual Meeting of Stockholders held on May 16, 2000, our stockholders voted on and approved the following matters:

             1. The election of two Class I Directors to serve until the annual stockholders' meeting in 2001, or until their successors have been elected and qualified.

                 NAME OF NOMINEE               NUMBER OF VOTES FOR             NUMBER OF VOTES WITHHELD

                 James R. Adams                     44,583,580                          22,479
                 Grant A. Dove                      44,580,955                          25,104

             2. The election of two Class II Directors to serve until the annual stockholders' meeting in 2002, or until their successors have been elected and qualified.

                 NAME OF NOMINEE               NUMBER OF VOTES FOR             NUMBER OF VOTES WITHHELD

                 William H. Mina                    43,804,236                         801,823
                 Mark A. Weinzierl                  43,772,590                         833,469

             3. The election of two Class III Directors to serve until the annual stockholders' meeting in 2003, or until their successors have been elected and qualified.

                 NAME OF NOMINEE               NUMBER OF VOTES FOR             NUMBER OF VOTES WITHHELD

                 Elie S. Akilian                    43,806,396                          799,663
                 Samuel S. Simonian                 42,892,296                        1,713,763

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Exhibit
                  Number           Exhibit
                  -------          -------

                    10.1 Renewal, Extension, and Second Amendment to Loan Agreement, dated June 15, 2000, between Bank of America, N.A., f/k/a NationsBank, N.A., and the Company

                    27.0 Financial Data Schedule (for SEC information only)

             (b) We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INET TECHNOLOGIES, INC.


                    By:    /s/ Elie S. Akilian
                           -----------------------------------------------------
                           Elie S. Akilian
                           President, Chief Executive Officer and Director (Principal executive officer)




                    By:    /s/ Jeffrey A. Kupp
                           -----------------------------------------------------
                           Jeffrey A. Kupp
                           Vice President, Chief Financial Officer and Secretary (Principal accounting and financial officer)


Date:     August 4, 2000

                                INDEX TO EXHIBITS

                  Exhibit
                  Number           Exhibit
                  -------          -------

                    10.1 Renewal, Extension, and Second Amendment to Loan Agreement, dated June 15, 2000, between Bank of America, N.A., f/k/a NationsBank, N.A., and the Company

                    27.0 Financial Data Schedule (for SEC information only)