Form 10-Q
period 2000-09-30
INET TECHNOLOGIES INC
filed 2000-11-07
CIK 1065351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_    No __


Number of shares of common stock outstanding at November 6, 2000: 46,313,008

                             INET TECHNOLOGIES, INC.
                                      INDEX


                                                                                                    Page No.
                                                                                                    --------

Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Consolidated Balance Sheets ...................................................         3

                  Consolidated Statements of Income .............................................         4

                  Consolidated Statement of Stockholders' Equity.................................         5

                  Consolidated Statements of Cash Flows..........................................         6

                  Notes to Consolidated Financial Statements ....................................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................         10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................         23

Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds .....................................         23

         Item 6.  Exhibits and Reports on Form 8-K...............................................         23

Signatures        ...............................................................................         24


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                                      2000                1999
                                                                                                  -------------       ------------
                                                                                                          (In thousands)

    Current assets:
      Cash and cash equivalents.............................................................      $    142,442        $   127,903
      Trade accounts receivable, net of allowance for doubtful accounts of $932 and $938 at
        September 30, 2000 and December 31, 1999, respectively..............................            25,889             20,781
      Unbilled receivables..................................................................             3,294              2,196
      Inventories...........................................................................             9,549              5,893
      Deferred income taxes.................................................................             2,022              2,318
      Other current assets..................................................................             4,315              1,312
                                                                                                  ------------        -----------
              Total current assets..........................................................           187,511            160,403
    Property and equipment, net.............................................................            15,449              9,324
    Deferred income taxes...................................................................                35                  6
    Other assets............................................................................               282                184
                                                                                                  ------------        -----------
              Total assets..................................................................      $    203,277        $   169,917
                                                                                                  ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable......................................................................      $      4,479        $     2,599
      Accrued compensation and benefits.....................................................             7,141              5,252
      Deferred revenue......................................................................            22,323             26,432
      Taxes payable.........................................................................                --                213
      Other accrued liabilities.............................................................             4,027              1,998
                                                                                                  ------------        -----------
              Total current liabilities.....................................................            37,970             36,494
    Commitments and contingencies
    Stockholders' equity:
      Preferred stock, $.001 par value:
         Authorized shares -- 25,000,000
         Issued shares -- None..............................................................                --                 --
      Common stock, $.001 par value:
         Authorized shares -- 175,000,000
         Issued shares -- 46,266,708 at September 30, 2000
           and 45,312,759 at December 31, 1999..............................................                46                 45
      Additional paid-in capital............................................................            61,024             57,693
      Unearned compensation.................................................................               (60)              (233)
      Retained earnings.....................................................................           104,297             75,918
                                                                                                  ------------        -----------
              Total stockholders' equity....................................................           165,307            133,423
                                                                                                  ------------        -----------
              Total liabilities and stockholders' equity....................................      $    203,277        $   169,917
                                                                                                  ============        ===========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                             ------------------------    ------------------------
                                                                2000          1999          2000          1999
                                                             ----------    ----------    ----------    ----------
                                                                      (In thousands, except per share data)

      Revenues:
        Product and license fees........................     $   36,410    $   26,375    $   98,893    $   70,770
        Services........................................          5,015         2,635        12,321         7,255
                                                             ----------    ----------    ----------    ----------
             Total revenues.............................         41,425        29,010       111,214        78,025

      Cost of revenues:
        Product and license fees........................          8,017         6,450        21,537        18,066
        Services........................................          2,429         1,904         6,300         5,052
                                                             ----------    ----------    ----------    ----------
             Total cost of revenues.....................         10,446         8,354        27,837        23,118
                                                             ----------    ----------    ----------    ----------

                 Gross profit...........................         30,979        20,656        83,377        54,907
      Operating expenses:
        Research and development........................          9,194         5,805        24,115        16,188
        Sales and marketing.............................          5,420         3,001        13,634         8,794
        General and administrative......................          3,356         2,376         8,847         6,529
                                                             ----------    ----------    ----------    ----------
                                                                 17,970        11,182        46,596        31,511
                                                             ----------    ----------    ----------    ----------
                Income from operations..................         13,009         9,474        36,781        23,396
      Other income (expense):
        Gain on sale of assets..........................             15         5,985            --         5,960
        Interest income.................................          2,157         1,363         6,043         2,390
        Other expense...................................            (48)           (1)          (55)           (6)
                                                             ----------    ----------    ----------    ----------
                                                                  2,124         7,347         5,988         8,344
                                                             ----------    ----------    ----------    ----------
                Income before provision for income
                  taxes.................................         15,133        16,821        42,769        31,740
      Provision for income taxes........................          4,994         5,847        14,390        10,919
                                                             ----------    ----------    ----------    ----------
                Net income..............................     $   10,139    $   10,974    $   28,379    $   20,821
                                                             ==========    ==========    ==========    ==========

      Earnings per common share:
                Basic...................................     $     0.22    $     0.24    $     0.62    $     0.49
                                                             ==========    ==========    ==========    ==========
                Diluted.................................     $     0.22    $     0.24    $     0.61    $     0.47
                                                             ==========    ==========    ==========    ==========

      Weighted-average shares outstanding:
                Basic...................................         46,205        45,146        46,063        42,826
                                                             ==========    ==========    ==========    ==========
                Diluted.................................         46,864        46,589        46,840        44,473
                                                             ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                  COMMON STOCK        ADDITIONAL                                 TOTAL
                                              -------------------      PAID-IN       UNEARNED      RETAINED   STOCKHOLDERS'
                                                SHARES     AMOUNT      CAPITAL     COMPENSATION    EARNINGS      EQUITY
                                              ----------   ------     ----------   ------------    --------   -------------
                                                                   (In thousands, except share data)

         Balance at December 31, 1999...      45,312,759    $ 45        $57,693       $ (233)      $ 75,918      $133,423
           Issuance of common stock under
             stock option and stock              953,949       1          3,331           --             --         3,332
             purchase plans.............
           Net income...................              --      --             --           --         28,379        28,379
           Stock option compensation....              --      --             --          173             --           173
                                              ----------    ----        -------       ------       --------      --------
         Balance at September 30, 2000..      46,266,708    $ 46        $61,024       $  (60)      $104,297      $165,307
                                              ==========    ====        =======       ======       ========      ========


          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ----------------------
                                                                                   2000         1999
                                                                                ----------   ---------
                                                                                    (In thousands)

                      CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income..........................................      $   28,379   $  20,821
                      Adjustments to reconcile net income to net cash
                      provided by operating activities:
                        Depreciation......................................           3,615       2,985
                        Gain on sale of assets............................              --      (5,960)
                        Deferred income taxes.............................             267       1,646
                        Issuance of common stock and stock options charged
                         to expense.......................................             173         173
                        Change in operating assets and liabilities:
                           Decrease (increase) in trade accounts receivable         (5,108)      8,630
                           Increase in unbilled receivables...............          (1,098)     (1,054)
                           Increase in tax refunds receivable.............            (847)         --
                           Decrease (increase) in inventories.............          (3,656)      1,483
                           Increase in other assets.......................          (2,254)       (659)
                           Increase (decrease) in accounts payable........           1,880        (429)
                           Increase (decrease) in taxes payable...........            (213)      2,091
                           Increase in accrued compensation and benefits..           1,889         455
                           Increase (decrease) in deferred revenue........          (4,109)      9,835
                           Increase in other accrued liabilities..........           2,029         167
                                                                                ----------   ---------
                      Net cash provided by operating activities...........          20,947      40,184
                      CASH FLOWS FROM INVESTING ACTIVITIES:
                      Purchases of property and equipment.................          (9,740)     (3,347)
                      Proceeds from sale of assets........................              --       7,000
                                                                                ----------   ---------
                      Net cash provided by (used in) investing activities.          (9,740)      3,653
                      CASH FLOWS FROM FINANCING ACTIVITIES:
                      Proceeds from issuance of common stock in initial
                         public offering, net.............................              --      55,699
                      Proceeds from issuance of common stock upon exercise
                         of stock options and purchases under employee stock
                         purchase plan....................................           3,332         342
                                                                                ----------   ---------
                      Net cash provided by financing activities...........           3,332      56,041
                                                                                ----------   ---------

                      Net increase in cash and cash equivalents...........          14,539      99,878
                      Cash and cash equivalents at beginning of period....         127,903      21,914
                                                                                ----------   ---------
                      Cash and cash equivalents at end of period..........      $  142,442   $ 121,792
                                                                                ==========   =========

                      SUPPLEMENTAL DISCLOSURES:
                         Interest paid....................................      $       --   $      --
                                                                                ==========   =========
                         Income taxes paid................................      $   15,172   $   8,840
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

             UNAUDITED INTERIM FINANCIAL STATEMENTS

             We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 1999, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 3, 2000. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

             CASH AND CASH EQUIVALENTS

             All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

             INVENTORIES

             Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                              2000                   1999
                                                                       ------------------      ---------------

                               Raw materials....................        $          3,227       $         1,791
                               Work-in-process..................                     469                   241
                               Finished goods...................                   5,853                 3,861
                                                                        ----------------       ---------------
                                                                        $          9,549       $         5,893
                                                                        ================       ===============

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

             We derive revenues primarily from the sale of products, software license fees, and services, which include product installation, product integration, training and product support services.

             Except as otherwise discussed below, revenues from product and license fees are recognized in the period we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment (for example, installation and system integration), revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are recognized when acceptance has occurred.

             Revenues for fixed-priced contracts that require significant software development and are generally in duration in excess of nine months are recognized on a percentage-of-completion method. Revenues from these contracts are recognized upon attainment of scheduled performance milestones. Anticipated losses on fixed-priced contracts are recognized when estimable.

             Revenues from product installation, product integration and other services, excluding product support services, are recognized when the services have been completed.

             We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product support services included in initial licensing fees, are recognized ratably over the contract period. Product support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using vendor-specific objective evidence, or VSOE.

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

   NOTE 3 -  EARNINGS PER SHARE

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                   -------------------------    -----------------------
                                                                       2000          1999          2000          1999
                                                                   ------------   ----------    ---------     ---------

                  Numerator:
                    Net income for basic and diluted
                      earnings per share...................        $     10,139   $   10,974    $  28,379     $  20,821
                                                                   ============   ==========    =========     =========
                  Denominator:
                    Denominator for basic earnings per
                      share -- weighted-average shares.....              46,205       45,146       46,063        42,826
                    Effect of dilutive securities:
                      Employee stock options and purchase
                        rights.............................                 659        1,443          777         1,647
                                                                   ------------   ----------    ---------     ---------
                    Potentially dilutive common shares.....                 659        1,443          777         1,647
                                                                   ------------   ----------    ---------     ---------
                    Denominator for diluted earnings
                      per share -- adjusted
                      weighted-average shares..............              46,864       46,589       46,840        44,473
                                                                   ============   ==========    =========     =========

                 Basic earnings per common share...........        $       0.22   $     0.24    $    0.62     $    0.49
                                                                   ============   ==========    =========     =========

                 Diluted earnings per common share.........        $       0.22   $     0.24    $    0.61     $    0.47
                                                                   ============   ==========    =========     =========

   NOTE 4 -  COMPREHENSIVE INCOME

             For all periods presented, we had no material components of comprehensive income other than net income.

   NOTE 5 -  SEGMENT INFORMATION

             We operate in a single industry segment, providing communications software solutions and associated services to our customers through our sales personnel and certain foreign distributors. As a result, the financial information disclosed in this report represents all material financial information related to our sole operating segment. The geographic distribution of our revenues as a percentage of total revenues is as follows:

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                   -------------------------   -----------------------
                                                                       2000          1999         2000          1999
                                                                   ------------   ----------   ---------     ---------

                   United States............................           48.3%         49.8%        48.0%         49.0%
                   Export:
                     Asia/Pacific...........................            3.7          11.9          5.4           6.9
                     Europe, Middle East and Africa.........           40.4          18.4         41.4          33.8
                     Other..................................            7.6          19.9          5.2          10.3
                                                                     ------        ------       ------        ------
                             Total export revenue                      51.7          50.2         52.0          51.0
                                                                     ------        ------       ------        ------
                                                                      100.0%        100.0%       100.0%        100.0%
                                                                     ======        ======       ======        ======

             We have no significant long-lived assets deployed outside of the United States.

NOTE 6 -     RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value on the balance sheet, and that the corresponding gains or losses be included in comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Currently, we believe that SFAS 133 will not have a material effect on our financial position and results of operations when adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FORWARD-LOOKING STATEMENTS

             THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS, FINANCIAL CONDITION, BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION THE FOLLOWING:

                  - OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE FUTURE

                  - WE COULD BE MATERIALLY AND ADVERSELY AFFECTED IN THE EVENT OF A REVERSAL OR SLOWDOWN IN THE PACE OF THE PRIVATIZATION, RESTRUCTURING OR DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY, A SIGNIFICANT SLOWDOWN IN THE GROWTH OF THAT INDUSTRY OR CONSOLIDATIONS INVOLVING OUR CURRENT OR PROSPECTIVE CUSTOMERS;

                  - ANY REDUCTION IN DEMAND FOR OUR GEOPROBE OR SPECTRA PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON US;

                  - WE COULD BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR SS7 AND CONVERGING NETWORK SOLUTIONS FAILS TO GROW AS WE CURRENTLY ANTICIPATE;

                  - EXPECTED INCREASED COMPETITION IS LIKELY TO RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE; AND

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

             OVERVIEW

             We were founded in 1989, and during the early stages of our operations we focused primarily on developing and selling diagnostic tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostic tool, Spectra, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our GeoProbe product in late 1995. In 1999 and 2000, we introduced our IT:seven suite of business applications. These applications enable carriers to protect and generate additional revenue within their networks and at interconnection boundaries. We continue to focus significant resources on the development of enhancements to Spectra, enhancements and add-on applications to GeoProbe, and IT:seven and new products focused on network optimization and interoperability for next-generation networks.

             Historically, we have generated substantially all of our revenues from Spectra and GeoProbe. Revenues attributable to GeoProbe have represented a majority of our total revenues since 1998. Although we expect Spectra revenues to continue to represent a significant portion of total revenues for the foreseeable future, Spectra revenues are expected to continue to decline as a percentage of total revenues as a result of higher growth rates for the GeoProbe and IT:seven products and revenues from the introduction of new products. Our remaining revenues are derived from services relating to these and other products. These services include product installation, product integration, training, warranty and product support.

             RESULTS OF OPERATIONS

             The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income as a percentage of total revenues. The operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future periods.

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                                           -------------------       -------------------
                                                                            2000         1999         2000         1999
                                                                           ------       ------       ------       ------

                Revenues:
                  Product and license fees                                   87.9%        90.9%        88.9%        90.7%
                  Services                                                   12.1          9.1         11.1          9.3
                                                                           ------       ------       ------       ------
                    Total revenues                                          100.0        100.0        100.0        100.0
                Cost of revenues:
                  Product and license fees                                   19.3         22.2         19.4         23.1
                  Services                                                    5.9          6.6          5.6          6.5
                                                                           ------       ------       ------       ------
                    Total cost of revenues                                   25.2         28.8         25.0         29.6
                                                                           ------       ------       ------       ------
                Gross profit                                                 74.8         71.2         75.0         70.4
                Operating expenses:
                  Research and development                                   22.2         20.0         21.7         20.7
                  Sales and marketing                                        13.1         10.3         12.3         11.3
                  General and administrative                                  8.1          8.2          7.9          8.4
                                                                           ------       ------       ------       ------
                    Total operating expenses                                 43.4         38.5         41.9         40.4
                                                                          -------      -------      -------      -------
                Income from operations                                       31.4         32.7         33.1         30.0
                Other income                                                  5.1         25.3*         5.4         10.7*
                                                                          -------      -------      -------      -------
                Income before provision for income taxes                     36.5         58.0         38.5         40.7
                Provision for income taxes                                   12.0         20.2         13.0         14.0
                                                                          -------      -------      -------      -------
                Net income                                                   24.5%        37.8%        25.5%        26.7%
                                                                          =======      =======      ========     =======

                * includes one-time gain from sale of wireless data assets in September 1999


             REVENUES

             PRODUCT AND LICENSE FEES. Revenues from product and license fees increased 38.0% to $36.4 million for the three months ended September 30, 2000 from $26.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues from product and license fees increased 39.7% to $98.9 million from $70.8 million for the nine months ended September 30, 1999. The growth in revenues from product and license fees is primarily due to an increase in unit sales during the three and nine months ended September 30, 2000.

             SERVICES. Revenues from services increased 90.3% to $5.0 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues from services increased 69.8% to $12.3 million from $7.3 million for the nine months ended September 30, 1999. The increase in services revenues is primarily related to product support services associated with a larger installed customer base.

             CONCENTRATION OF REVENUES. For the three months ended September 30, 2000, we had one customer that accounted for more than 10% of total revenues. For the nine months ended September 30, 2000, we had two customers that each accounted for more than 10% of total revenues.

             INTERNATIONAL REVENUES. For the three months ended September 30, 2000, international revenues accounted for 51.7% of total revenues compared to 50.2% of total revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, international revenues accounted for 52.0% of total revenues compared to 51.0% of total revenues for the nine months ended September 30, 1999.

             COST OF REVENUES

             PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware expenses and personnel costs related to the manufacturing, integration and installation of our products. Cost of product and license fees was $8.0 million and $6.5 million, representing 22.0% and 24.5% of product and license fee revenues, for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, cost of product and license fees was $21.5 million and $18.1 million, representing 21.8% and 25.5% of product and license fee revenues, respectively. The increase in dollar amounts for both the three and nine months ended September 30, 2000 resulted primarily from additional material costs associated with higher unit sales. The decrease as a percentage of product and license fee revenues was primarily attributable to a higher percentage of revenues being derived from more profitable expansions of existing systems versus new system installations, as well as scale efficiencies achieved in production and implementation activities.

             SERVICES. Cost of services consists of expenses, primarily personnel costs, related to product support, training, and warranty and non-warranty work. Cost of services was $2.4 million and $1.9 million, representing 48.4% and 72.3% of services revenues, for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, cost of services was $6.3 million and $5.1 million, representing 51.1% and 69.6% of services revenues, respectively.

             OPERATING EXPENSES

                  RESEARCH AND DEVELOPMENT EXPENSES

             Research and development expenses consist primarily of personnel costs, including contract labor, travel and facilities expenses, and other compensation expenses associated with our research and development activities. These expenses increased to $9.2 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999. The increase was primarily due to increased staffing dedicated to research and development activities. Research and development expenses as a percentage of total revenues were 22.2% and 20.0% for the three months ended September 30, 2000 and 1999, respectively.

             For the nine months ended September 30, 2000, research and development expenses increased to $24.1 million from $16.2 million for the comparable prior-year period, primarily due to additional staffing and related personnel costs. Research and development expenses as a percentage of total revenues were 21.7% and 20.7% for the nine months ended September 30, 2000 and 1999, respectively.

             Software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are permitted to be capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of our products has substantially coincided with their general release, or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and we have not capitalized any software development costs.

                  SALES AND MARKETING EXPENSES

             Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing activities, distributor commissions, and expenses for trade shows and advertising. These expenses increased to $5.4 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. The increase was primarily related to continued expansion of our direct sales force, increased commissions and increased international sales activities. Sales and marketing expenses as a percentage of total revenues were 13.1% and 10.3% for the three months ended September 30, 2000 and 1999, respectively.

             Sales and marketing expenses increased to $13.6 million for the nine months ended September 30, 2000 from $8.8 million for the nine months ended September 30, 1999. The increase was primarily related to the expansion of our direct sales force, increased commissions and increased international sales activities. Sales and marketing expenses as a percentage of total revenues were 12.3% and 11.3% for the nine months ended September 30, 2000 and 1999, respectively.

                  GENERAL AND ADMINISTRATIVE EXPENSES

             General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments, as well as fees and expenses associated with legal and accounting requirements. These expenses increased to $3.4 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. The increase was primarily related to increased staffing levels and facilities expansion efforts associated with the growth of our business. General and administrative expenses as a percentage of total revenues were 8.1% and 8.2% for the three months ended September 30, 2000 and 1999, respectively.

             General and administrative expenses increased to $8.8 million for the nine months ended September 30, 2000 from $6.5 million for the nine months ended September 30, 1999. The increase was primarily related to increased staffing levels and facilities expansion efforts associated with the growth of our business, and increased administrative costs related to being a public company. General and administrative expenses as a percentage of total revenues were 7.9% and 8.4% for the nine months ended September 30, 2000 and 1999, respectively.

             OTHER INCOME

             Other income is primarily interest income earned on our cash and cash equivalents. Other income was $2.1 million for the three months ended September 30, 2000 compared to $7.3 million for the three months ended September 30, 1999. Other income was $6.0 million for the nine months ended September 30, 2000 compared to $8.3 million for the nine months ended September 30, 1999. For both the three and nine months ended September 30, 2000, the decrease resulted from a $6.0 million gain on the sale of our wireless data assets realized in the third quarter of 1999. Excluding this one-time gain, the increase in other income for the three months ended September 30, 2000, was from increased interest earned on higher balances of cash and cash equivalents, which resulted from proceeds from the issuance of stock under our employee stock option and stock purchase plans and increased income from operations.

             Excluding this one-time gain, the increase in other income for the nine months ended September 30, 2000, was from increased interest earned on higher balances of cash and cash equivalents, which resulted from proceeds from our initial public offering completed in June 1999, proceeds from issuance of stock under our employee stock option and stock purchase plans and increased income from operations.

             PROVISION FOR INCOME TAXES

             The effective income tax rate for the three months ended September 30, 2000 was 33.0% compared to 34.8% for the three months ended September 30, 1999. The effective income tax rate for the nine months ended September 30, 2000 was 33.7% compared to 34.4% for the nine months ended September 30, 1999. The slight decrease in our effective tax rate was due to changes in the estimated impact on our effective rate of the major components of our tax provision, including the benefits we receive from our foreign sales corporation and research and development credits, and the impact of state income and other tax items.

             LIQUIDITY AND CAPITAL RESOURCES

             Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and bank borrowings. We had working capital of $149.5 million at September 30, 2000, compared with $123.9 million at December 31, 1999. At September 30, 2000, we had $142.4 million in cash and cash equivalents, an increase of $14.5 million from $127.9 million in cash and cash equivalents at December 31, 1999. The increase in cash and cash equivalents is attributable to higher levels of income from operations and proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

             We have a credit facility with a bank providing for borrowings of up to $10.0 million. This credit facility will expire on June 15, 2001. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. Borrowings under this facility are collateralized by our accounts receivable, inventories and property and equipment and bear interest payable quarterly at LIBOR plus a margin, determined by our level of indebtedness, ranging from 0.25% to 0.5% for United States dollar borrowings and 1.25% to 1.5% for Eurodollar borrowings. The credit facility includes covenants requiring us to maintain certain financial ratios and restricts the payment of cash dividends without the bank's consent. At September 30, 2000, no amounts were outstanding under the credit facility, and the amount available to us, after considering outstanding letters of credit, was $9.8 million.

             Net cash provided by operating activities was $20.9 million for the nine months ended September 30, 2000, compared to $40.2 million during the same period in 1999. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital. The decline in cash provided by operating activities for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, was attributable to changes in working capital accounts, including the increase in accounts receivable, the increase in inventory and the decrease in deferred revenue. The increase in accounts receivable is due to the overall growth in the business and is reflected by the increased revenues. The increase in inventory also reflects the higher level of business. The change in deferred revenue is a function of the timing of and the magnitude of the billing milestones on specific contracts.

             Net cash used in investing activities was $9.7 million for the nine months ended September 30, 2000 compared to net cash provided by investing activities of $3.7 million during the same period in 1999. Net cash used in investing activities for the nine months ended September 30, 2000 related to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 1999 resulted from proceeds from the sale of our wireless data assets of $7.0 million less cash used to purchase property and equipment of $3.3 million.

             Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2000, resulting from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities was $56.0 for the same period in 1999, resulting from proceeds from the issuance of common stock in our initial public offering and from proceeds from the issuance of common stock upon the exercise of stock options.

             In January 2000, we signed a ten-year lease agreement for our primary company facilities in Richardson, Texas. We estimate that our remaining commitment for leasehold improvements for this office space, as well as new expansions to additional floors, is between $5.0 million and $6.0 million. Our current cash balances are sufficient to cover these estimated capital expenditures.

             Any material acquisition or joint venture could result in a decrease in our working capital, depending on the amount, timing and nature of the consideration to be paid. Absent any such acquisition or joint venture, we anticipate that current cash balances, potential cash flows from operations and available borrowings under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

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

             Furthermore, a large portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our operating results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term, and cannot be quickly reduced to respond to unanticipated decreases in revenues.

             The amount of revenues associated with particular product sales can vary significantly. The deferral or loss of one or more individually significant sales could harm our operating results in a particular quarter.

             Our operating results also are likely to fluctuate due to factors which impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns. Our business would be adversely affected by a decline in the economic prospects of our customers or the economy in general, because these adverse conditions could alter current or prospective customers' capital spending priorities or budget cycles, or extend our sales cycle with respect to some of our customers. Our business could also be adversely affected by changes in customer spending patterns reflecting industry trends. In addition, our operating results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year. We believe that this seasonality has been due to the capital appropriation practices of many of our customers. We expect that in future periods this seasonal trend may cause our first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

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

             We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has undergone a period of rapid growth and consolidation during the past few years. Our business, financial condition and results of operations could be materially and adversely affected in the event of a significant slowdown in the growth of this industry. Further, consolidations of our current or prospective customers may delay or cause cancellations of significant sales of our products, which could harm our operating results in a particular period.

             ANY REVERSAL OR SLOWDOWN IN DEREGULATION OF TELECOMMUNICATIONS MARKETS COULD ADVERSELY AFFECT THE MARKET FOR OUR PRODUCTS.

             Future growth in the markets for our products will depend in part on privatization, deregulation and the restructuring of telecommunications markets worldwide. Any reversal or slowdown in the pace of this privatization, deregulation or restructuring could have a material adverse effect on the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996 or the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past, and could in the future, cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

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

             OUR RAPID GROWTH AND EXPANSION MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

             We have experienced rapid and significant growth that has placed, and is expected to continue to place, a significant strain on our management, information systems and operations. For example, our revenues have increased from $17.5 million in 1995 to $110.0 million in 1999 and $111.2 million for the nine months ended September 30, 2000. The number of our employees has increased from 116 at December 31, 1995 to 457 at December 31, 1999 and 594 at September 30, 2000. Our ability to effectively manage significant additional growth will require us to improve our financial, operational and management information and control systems and procedures and to effectively attract, train, motivate and manage our employees. The failure to manage growth effectively could harm our business, financial condition and results of operations.

             WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR BUSINESS IF WE ARE UNABLE TO ATTRACT ADDITIONAL HIGHLY-SKILLED PERSONNEL OR RETAIN OUR EXISTING KEY PERSONNEL.

             Our future success will depend to a significant extent upon the continued service and performance of a relatively small number of key senior managers, technical personnel and sales and marketing personnel, most of whom are not bound by an employment agreement. The loss of any existing key personnel or the inability to attract, motivate and retain additional qualified personnel could harm our business, financial condition and results of operations.

             We anticipate that continued growth, if any, will require us to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for personnel is intense, and we have at times experienced difficulty in recruiting qualified personnel. We historically have filled a portion of our new personnel needs with non-U.S. citizens holding temporary work visas that allow these individuals to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy limiting the issuance of temporary work visas could adversely affect our ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires us to incur significant start-up expenses, including recruiting fees, procurement of office space and equipment, initial training costs and low utilization rates of new personnel. We may be unable to successfully recruit additional personnel as needed. In addition, the start-up expenses incurred in connection with the hiring of additional personnel could harm our future operating results.

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

             WE HAVE INTERNATIONAL CUSTOMERS, AND, AS A RESULT, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN MARKETS.

             Our international operations are subject to the risks inherent in international business activities. Revenues from customers located outside of the U.S. represented 52.0% of our total revenues for the nine months ended September 30, 2000 and 51.7%, 52.2% and 52.6% of our total revenues in 1999, 1998 and 1997, respectively. We believe that continued growth and profitability will require expansion of our efforts in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The risks inherent in international operations include:

                  -        management of geographically dispersed operations;

                  - longer accounts receivable payment cycles, and greater difficulty in the collection of past due amounts;

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

                  - foreign taxes and the overlap of different tax structures, including modifications to the United States tax code as a result of international trade regulations;

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

             To date, a very high percentage of international sales have been denominated in U.S. dollars, and accordingly we have not been significantly exposed to fluctuations in non-U.S. currency exchange rates. As a result, our revenues in international markets may be adversely affected by a strengthening U.S. dollar. However, we expect that in future periods a greater portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to exchange rate gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

             WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN KEY COMPONENTS FROM SOLE AND LIMITED SOURCE SUPPLIERS. IF WE ARE UNABLE TO OBTAIN THESE COMPONENTS, WE COULD BE UNABLE TO SHIP OUR PRODUCTS IN A TIMELY MANNER.

             Currently, our products utilize certain semiconductors that are available from only one manufacturer and other components that are available from a limited number of suppliers. While alternative suppliers have been identified for certain key components, those alternative sources have not been qualified by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We have no long-term agreements with our suppliers and generally make our purchases with purchase orders on an "as-needed basis." Furthermore, certain components require an order lead-time of approximately nine months. Other components that currently are readily available may become difficult to obtain in the future. Accordingly, we make advance purchases of certain components in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to order sufficient quantities of these components sufficiently in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of certain of our key components, which have resulted in delays in product deliveries. We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future.

             SINCE WE RELY ON THIRD-PARTY SUBCONTRACTORS TO MANUFACTURE AND DEVELOP OUR PRODUCTS, IF THESE SUBCONTRACTORS DO NOT MEET THEIR COMMITMENTS TO US, OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS COULD BE IMPAIRED.

             We rely exclusively upon third-party subcontractors to manufacture our subassemblies and we have retained, from time to time, third-party design services in the development of application-specific integrated circuits. We also subcontract, from time to time, the development of specific features, and enhancements of our products. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs.

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

             WE MAY NOT RECEIVE THE INTENDED BENEFITS OF FUTURE ACQUISITIONS, JOINT VENTURES, OR OTHER BUSINESS RELATIONSHIPS.

             We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management's time and resources. Future acquisitions and strategic relationships by our company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, we cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we cannot be certain that we will receive the intended benefits of the acquisition or strategic relationship. Also, we may pursue arrangements with third parties to perform certain activities for us such as the development of certain products or product features. We cannot assure you that these arrangements will produce to the level of quality or in the time frame expected, which could materially and adversely harm our business.

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

             As of September 30, 2000, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 80% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions, and could effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl constitute three of the six members of our board of directors and could have significant influence in directing the actions taken by our board.

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

                  -        market analysts' estimates of our performance

                  -        general market and economic conditions; and

                  - equity market conditions and industry-specific equity market trends.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are exposed to immaterial levels of market risk. Revenues from customers located outside of the U.S. represented 52.0% of our total revenues for the nine months ended September 30, 2000 and 51.7%, 52.2% and 52.6% of our total revenues in 1999, 1998 and 1997, respectively. To date, a very high percentage of international revenues have been denominated in U.S. dollars, and accordingly, we have not been significantly exposed to fluctuations in currency exchange rates.

             Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

             Currently, our cash is currently solely invested in money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. These cash equivalents are treated as available-for-sale under SFAS No. 115.

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             As of September 30, 2000, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of its business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Exhibit
                  Number           Exhibit
                  -------          -------

                   27.0 Financial Data Schedule (for SEC information only)

             (b) We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

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


Date:  November 7, 2000