Form 10-K405
period 2000-12-31
INET TECHNOLOGIES INC
filed 2001-03-26
CIK 1065351

================================================================================



                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                             ----------------------
                         Commission File Number 0-24707


                             INET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              75-2269056
         (State or other jurisdiction                 (I.R.S. employer
       of incorporation or organization)             identification no.)

          1500 NORTH GREENVILLE AVENUE                      75081
               RICHARDSON, TEXAS                          (Zip code)
    (Address of principal executive offices)


       Registrant's telephone number, including area code: (469) 330-4000

                              --------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE



           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

                              --------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                   YES  X    NO
                                                                ---      ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
           ---

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 28, 2001 WAS $150,858,475.58.

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 15, 2001 WAS 46,576,505.

                       DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE DELIVERED TO STOCKHOLDERS IN CONNECTION WITH THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 16, 2001.

                             INET TECHNOLOGIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS



                                                                                             PAGE
                                                                                             ----
                                            PART I

Item 1.        Business .................................................................      1
Item 2.        Properties ...............................................................     19
Item 3.        Legal Proceedings ........................................................     19
Item 4.        Submission of Matters to a Vote of Security Holders ......................     19

                                           PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters ....     19
Item 6.        Selected Financial Data ..................................................     20
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..............................................     20
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk ...............     36
Item 8.        Financial Statements and Supplementary Data ..............................     37
Item 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure ...............................................     37

                                           PART III
Item 10.       Directors and Executive Officers of the Registrant .......................     37
Item 11.       Executive Compensation ...................................................     38
Item 12.       Security Ownership of Certain Beneficial Owners and Management ...........     38
Item 13.       Certain Relationships and Related Transactions ...........................     38


                                           PART IV
Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K ...........     38

Signatures ..............................................................................     41


                                     PART I

ITEM 1.  BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE FOLLOWING:

     - OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE FUTURE;

     - WE COULD BE MATERIALLY HARMED IN THE EVENT OF A GENERAL ECONOMIC SLOWDOWN, A REVERSAL OR SLOWDOWN IN THE PACE OF THE PRIVATIZATION, RESTRUCTURING OR DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY, A SIGNIFICANT SLOWDOWN IN THE GROWTH OF THAT INDUSTRY OR CONSOLIDATIONS INVOLVING OUR CURRENT OR PROSPECTIVE CUSTOMERS;

     - ANY REDUCTION IN DEMAND FOR OUR NETWORK INTELLIGENCE, BUSINESS INTELLIGENCE AND DIAGNOSTIC SOLUTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US;

     - WE COULD BE MATERIALLY HARMED IF THE MARKET FOR CONVERGING AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO GROW AS WE CURRENTLY ANTICIPATE;

     - EXPECTED INCREASED COMPETITION IS LIKELY TO RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE; AND

     - OTHER RISKS INDICATED BELOW UNDER THE CAPTION "RISK FACTORS".

THESE RISKS AND UNCERTAINTIES ARE BEYOND OUR CONTROL AND, IN MANY CASES, WE CANNOT PREDICT THE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVES," "PLANS," "EXPECTS," "ANTICIPATES," "INTENDS," "CONTINUE," "MAY," "WILL," "COULD," "SHOULD," "FUTURE," "POTENTIAL," "ESTIMATE," OR THE NEGATIVE OF SUCH TERMS AND SIMILAR EXPRESSIONS AS THEY RELATE TO US OR OUR MANAGEMENT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Inet Technologies, Inc. is a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services. These communications sessions include phone calls, dial-up Internet access and other service transactions or sessions. Our solutions also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We provide these comprehensive offerings through our network intelligence, business intelligence, diagnostics and network infrastructure solutions.

     - NETWORK INTELLIGENCE SOLUTIONS - Our flagship product in the network intelligence area is the GeoProbe. The GeoProbe provides real-time, network-wide monitoring of a carrier's Common Channel Signaling System #7, or SS7, or next-generation networks. GeoProbe's monitoring applications enable early warning of network faults, collection of network performance statistics for evaluations, real-time call or session tracing and troubleshooting. These applications are used by carriers to optimize the performance of and monitor the health of their networks. The GeoProbe also serves as a data-forwarding engine for our IT:seven business intelligence solutions. Our network intelligence solution for wireless networks, GeoProbe Mobile, gives carriers a comprehensive, end-to-end view of their networks whether they employ Global System for Mobile Communications, or GSM, IS-41 or General Packet Radio Service, or GPRS, technologies to direct traffic. GeoProbe Mobile's non-intrusive monitoring capabilities enable the carrier to improve service quality; minimize time-to-market of new services; enhance roaming profitability; introduce revenue-generating, location-based services; and help protect the network against fraud and cyber terrorism. GeoProbe Mobile also supports GPRS and Mobile Application Part.

     - BUSINESS INTELLIGENCE SOLUTIONS - Our IT:seven suite of business intelligence solutions addresses the areas of revenue assurance, customer care and Quality of Service, or QoS. These solutions create business intelligence information by leveraging data collected from a carrier's signaling network. We currently offer four IT:seven applications - GeoBill, GeoCare, GeoConnect and GeoRoam. The IT:seven suite of applications provides reconciliation of billing between carriers, service quality reports and marketing data.

     - DIAGNOSTICS SOLUTIONS - There are currently two product offerings in the diagnostics area - Spectra and Spectra Trunk Tester. Our Spectra multi-protocol analyzer has been used by more than 500 companies worldwide for commissioning, interoperability testing and on-going maintenance of telecommunications networks, as well as the development of revenue-generating services. The Spectra product can be integrated within the GeoProbe platform or used on a stand-alone basis to provide diagnostic, emulation and load generation capabilities for use by service providers or equipment manufacturers in the design, deployment, commissioning and diagnosis of signaling networks and related elements. The product can simultaneously monitor, test, emulate and generate basic and advanced SS7, ISDN and X.25 signaling traffic with over 100 national and international variants. The Spectra Trunk Tester measures the quality of packetized and circuit-switched voice networks under extreme pressure, stressing networks with up to 1.8 million calls per hour, while simultaneously generating test calls that inject and detect tones on digital voice channels.

     - NETWORK INFRASTRUCTURE SOLUTIONS - In 2001, we will introduce our first network infrastructure offering, the VIA softswitch. VIA will provide the intelligence to route and control calls between traditional circuit-switched and next-generation packet networks. The softswitch can also be used by carriers with interoperable media gateway equipment as part of a total solution to transport Internet-bound calls and voice calls over lower-cost packet networks rather than the more expensive, traditional circuit-switched networks. Our strategy is to interoperate with leading switch fabric vendors to provide a total solution for carriers. VIA is differentiated from most other softswitch solutions in the market today by its high performance, scalability and small footprint. These key factors are a result of VIA residing on the same Inet-designed hardware platform that is used for GeoProbe. This architecture also results in a much lower cost of goods for users than is the case with competing products whose solutions are often dependent on expensive third-party hardware that is less scalable and cost effective.

     Founded in 1989, our mission is to be a leading provider of network intelligence solutions for converging and new world networks worldwide. Key elements of our strategy to achieve this objective include:

     -    expanding our global market share,

     -    continued penetration of our existing customer base,

     -    continued investment in strategic areas to facilitate growth,

     - introduction of new products and enhancements to existing product offerings, and

     -    building relationships with strategic partners.

     As of December 31, 2000, we had sold our solutions to over 500 customers in more than 50 countries. Our target customers include traditional wireline, wireless and next-generation communications carriers, as well as equipment manufacturers, throughout Europe, the Middle East, and Africa, or EMEA, North America, Latin America and the Asia/Pacific region. A partial list of our carrier customers includes Bell South, British Telecom, Czech Telecom, Deutsche Telekom, Global Crossing, Era GSM, KPN Telecom, Nextel, Sprint, Swisscom, Telia, Telenor, Telkom South Africa, Williams Communications and Worldcom. A partial list of our equipment manufacturer customers include Alcatel, Cisco, Lucent, Motorola and Nortel. These customers collectively accounted for approximately 63% of our revenues in 2000.

INDUSTRY BACKGROUND

THE TELECOMMUNICATIONS INDUSTRY

     Historically, telecommunications carriers operated in a highly regulated environment with little or no competition. During the past two decades, governments worldwide have begun to deregulate the telecommunications industry. Deregulation has increased the competitive landscape by allowing the emergence of a new breed of communications carriers that are focused on serving a specific market segment. New entrants to the global communications landscape include competitive long distance and local exchange carriers; Internet Protocol, or IP, next-generation network providers; Internet Service Providers, or ISPs; Internet telephony service providers; competitors to government post, telephone and telegraph companies, or PTTs and other licensed operators outside the U.S.; wireless carriers; and communications service resellers such as prepaid calling card providers. The combination of deregulation, the growth of the Internet and the emergence of next-generation carriers is putting pressure on the traditional telecommunications carriers to reduce costs, improve service performance levels and offer new and enhanced services.

     Increased competition is forcing communications carriers to differentiate themselves by providing advanced, value-added services and features while delivering a high level of quality of service to their customers. Examples of these value-added services include toll-free "800" numbers, prepaid calling cards, caller ID, three-way calling, customized routing and billing, voice messaging, Local Number Portability, or LNP, and Internet access.

     Today, for the more than 300 million Internet users, the predominant form of Internet access is through dial-up modem over the Public Switched Telephone Network, or PSTN. We believe this will continue for the foreseeable future. According to DIAL ACCESS MARKET ANALYSIS, AUGUST 2000 by

Cahners In-Stat Group, over 15.7 million ports of remote access equipment to support dialed Internet access were shipped by vendors in 1999 with a projected annual growth rate of 16%. The dial-up method of access causes congestion in traditional carrier networks because they are engineered and optimized for voice calls, which historically average approximately three minutes in duration. As a result of an increase in Internet calls - which average approximately 30 minutes -carriers increasingly need to direct Internet calls from their voice trunk lines and reroute them to the IP network. This enhanced routing will result in network optimization for the carrier by relieving the congestion in their networks caused by the Internet-bound calls, freeing up the trunks for higher revenue generating voice calls, which traditionally have represented approximately 80 percent of a carrier's total revenues. Also, by addressing the problem of network congestion caused by the increase in Internet-bound traffic, carriers are able to minimize the network buildout that might otherwise be required to accommodate the higher traffic levels in an effort to maintain service levels for their customers.

     Competition is also forcing carriers to better manage and control their network cost structures. Carriers must efficiently provision, monitor and bill for multiple services, including voice-over-packet service, to both manage costs and enhance services to their customers. Although many newer packet-based, next-generation networks may promise a lower life-cycle cost structure, they may pose problems not generally encountered by traditional networks, such as security risks and voice quality issues. Traditional carriers must be able to secure their networks against potential intrusion through the newer, more hacker-prone, IP networks. As a result, as traditional and new networks are being integrated, carriers need end-to-end management and interoperability solutions to prevent compromised service quality or network security.

     The growth in number and size of networks, coupled with a significant worldwide increase in demand for communications and Internet-related data services, has resulted in demand for communications infrastructure and advanced networking technologies, including network management, interoperability and diagnostic solutions. Communications networks operate in real time and are mission-critical to their end users, which means that communications carriers must provide the highest quality and reliability of services to remain competitive. This competition is forcing carriers to more closely examine the performance of their service levels. The ability to provide high performance services to customers is a key to minimizing customer turnover, or churn, in a carrier's customer base.

SS7 AND MODERN COMMUNICATIONS NETWORK ARCHITECTURES

     A communications network must not only convey information between points, it must also determine the best routes for connections, control the allocation of resources used to transfer the information and keep transaction records for billing and measurement purposes. A simple communications session, or other multi-service session, involves two types of information: the session content (voice, computer data or video) and information about the session (such as the identity of the party initiating the session and the destination party) that is required to connect, manage and bill for the session. This intelligence about a communications session or other services is generally referred to as signaling.

     The first generation of telephone networks was designed to pass both call content and signaling over a single internal network path, called a trunk, from the source of the call to the called destination. Signaling information was passed in a single path through audio tones or voltage changes on the telephone line or trunk connection. However, over time this single path method of transferring both call content and signaling became inefficient and unreliable as network traffic grew, leading to network congestion and reduced service quality. Single path signaling also inhibits or prevents many advanced service offerings because the control information cannot be separated easily from the call content flowing over a trunk.

     These problems were first recognized during the 1960s and subsequently were resolved through the development and deployment of common channel signaling. In common channel signaling, the call content is separated from the signaling information. The signaling information is then passed over an entirely separate physical path through the carrier's network, while the call content is passed over a trunk. Signaling paths in the network are connected to a set of systems that control and monitor the progress of calls and other transactions and route the signaling information as required. The signaling paths, or links, and signaling network control systems comprise a separate network infrastructure, called a signaling network, that operates in parallel with the network of trunks used to convey call content. The technique is called common channel signaling because signaling information for multiple calls passes over a shared, or common, set of signaling channels. This method of combining signaling information for multiple calls results in much higher overall network efficiency.

     Traditional signaling networks are based on a globally standardized architecture and set of protocols called SS7, or sometimes referred to internationally as C7. Since the mid-1980s, SS7 has been implemented by telecommunications carriers worldwide, including incumbent carriers, emerging competitive service providers, Internet service providers and wireless carriers. SS7 utilizes digital packet-switching technology and is designed to be robust, flexible and scalable, enabling telecommunications carriers to provide new services quickly and to optimize the network bandwidth used for trunk connections. When a call is placed, the originating location's call switching equipment uses the SS7 network to look ahead and determine whether the destination is busy or otherwise unavailable before allocating a trunk to the call and connecting both parties. This look ahead operation also enables information such as caller ID to be passed before the call is actually connected. The SS7 network's speed and power allow these operations to occur almost instantly, which significantly reduces the time required to process each call and improves service to the end user.

     The movement of carriers towards next-generation networks is driven primarily by the potential to dramatically reduce the cost of switching and control infrastructure. This opportunity has not previously been available to carriers, but recent advances in packet technology and semiconductors have enabled the emergence of a new breed of packet switching, which provides very attractive cost savings to carriers. The challenge to carriers is how to effectively merge this new and dissimilar technology with their existing and substantial investment in traditional circuit switches. This technology will initially interoperate with and eventually may replace the traditional network over an extended period of time.

     The network intelligence that SS7 provides in traditional networks is the keystone to the adoption of these next-generation packet networks. For traditional and next-generation networks to interoperate successfully, SS7 must interact with its signaling peer in the IP environment and enable calls to be exchanged between these two different types of networks. This interaction occurs through network infrastructure, such as our VIA softswitch, and may be managed and maintained with solutions such as our GeoProbe and Spectra. Natively within the next-generation packet network, the intelligence for control is carried in virtual channels, which are comparable to SS7 signaling links in the traditional network. The protocol or language of this intelligence may take many forms, such as Media Gateway Control Protocol, or MGCP, or Session Initiation Protocol, or SIP. Collectively, SS7, MGCP, SIP and other languages formulate the intelligence of converging and next-generation networks. These languages route and connect calls among similar, as well as between dissimilar, networks.

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

     The principal components of integrated communications networks are:

     - SIGNALING SERVICE POINT, OR SSP. A subsystem of a telephone switch that connects to the signaling network and processes signaling information associated with that particular switch. SSPs are the origination and termination points for signaling messages in the network. SSPs exchange messages with other SSPs, STPs and SCPs throughout the network.

     - SIGNAL TRANSFER POINT, OR STP. A router that controls the flow of messages among the other elements in the signaling network. An STP may include additional functionality that allows it to access external databases in addition to performing simple routing based on the source and destination address information included in network messages.

     - SERVICE CONTROL POINT, OR SCP. A database server that provides additional information for call routing, billing and other advanced network services.

     - LINKS. A set of dedicated digital channels through which the signaling messages flow among SSPs, STPs, SCPs and other devices throughout the signaling network. These are typically 56 or 64 kilobits-per-second standard digital connections.

     - NEXT-GENERATION SWITCH. A hardware element that allows the bearer traffic (voice, data and/or video) to be routed and transported between dissimilar networks. For example, a voice call from the circuit-switched network may enter a next-generation switch and exit as a voice-over-Internet protocol signal to interface with an IP transport network. Typically, media gateway denotes a form of this functionality that simply converts and compresses the bearer traffic between different networks while next-generation switch describes an element providing the additional capability to route calls.

     - MEDIA GATEWAY CONTROLLER. A software element within next-generation networks, ideally separate from the switching elements, that provides the intelligence for the call processing and control functions that are issued to the next-generation switches. This intelligence is typically communicated through a proprietary language or a standard/open protocol, such as MGCP.

     - SIGNALING GATEWAY. Typically a hardware and software element at the edge of next-generation networks that serves as the portal between traditional PSTN signaling and signaling in next-generation networks.

     - GATEKEEPER. A software element within next-generation networks, usually based on older signaling technology (such as H.323), that sets up the communications path between originating and terminating media gateways based on the destination IP address or telephone number.

     - SOFTSWITCH. A software element, residing on a standard computing platform and/or a high-capacity/high-availability special-purpose platform, that provides the intelligence for traditional and next-generation networks to interwork. The softswitch communicates with traditional networks via SS7 signaling and with next-generation networks via new signaling protocols, such as MGCP, SIP or other proprietary languages. The softswitch delivers the intelligence that controls the routing and connection of calls by commanding next-generation switches and may also deliver services and applications into the network. A softswitch may have both signaling gateway and media gateway controller functionality.

NETWORK INTEROPERABILITY: AN EXAMPLE

     To better illustrate the critical role that signaling and softswitching can play in the convergence of communications networks, and to demonstrate the complexity of inter-networking, consider the theoretical example of a person in New York City that is placing a call from an IP terminal/phone to a telephone number in Dallas that is within the traditional PSTN. Also, assume that the dialed number belongs to a business that has moved within the Dallas area but opted to keep the old phone number, taking advantage of LNP service.

     The dialed digits are first transported from the IP terminal/phone through IP packets to an originating softswitch within the IP telephony network. The originating softswitch examines the dialed digits (469-330-4000) and determines that the exchange (469) has some numbers that have been ported to another circuit switch within the PSTN. To determine this with certainty regarding the exact number that is being dialed, the originating softswitch must launch a query from the IP telephony network to the signaling network of the PSTN. The first step in accomplishing this is for the originating softswitch to send a LNP query to the SS7/IP signaling gateway within the IP telephony network. The SS7/IP signaling gateway correctly reformats and routes the originating softswitch's query to the PSTN's SS7 network. The PSTN SCP, which receives the query, responds with the appropriate LNP information. This response is routed back through the SS7 network through STPs, to the SS7/IP signaling gateway. The signaling gateway then correctly reformats and routes the response to the originating softswitch in the IP network.

     With the LNP information, the originating softswitch now is able to determine the destination softswitch in the IP telephony network that is able to route the call to the true geographical location of the dialed number within the PSTN. The original softswitch then signals the destination softswitch via the SIP protocol and asks if there is availability on the destination media gateway to handle the call. The destination softswitch signals back with availability status and the IP address should be for the call to reach the desired media gateway in the IP telephony network. The original softswitch now sends this information back to the originating IP terminal/phone.

     The originating IP terminal/phone then establishes a virtual circuit via the IP network with the desired media gateway. The virtual circuit is identified by certain references that will then be used by both the IP terminal/phone and the media gateway to identify all IP packets flowing between the two for the duration of the call. Concurrently with this, the media gateway controller orchestrates the connectivity of the media gateway with the PSTN circuit switch. This is done (via the signaling gateway) by sending a call setup message to the appropriate circuit switch through the PSTN's SS7 STP routers. The media gateway is then connected to a trunk circuit of the PSTN's switch, and the PSTN signals back to the SS7/IP signaling gateway that the call has been successfully established. Subsequently, the signaling gateway sends the same indication of call establishment back to the originating softswitch. The exchange of IP packets proceeds until either party terminates the call.

THE NEED FOR SIGNALING NETWORK MANAGEMENT AND OPTIMIZATION SOLUTIONS FOR CONVERGING NETWORKS

     As the example above illustrates, even a relatively simple transaction like an LNP call requires a sophisticated series of signaling network operations. Long-distance authorization codes, prepaid calling cards, wireless phones, "800" and other advanced services increase the number of signaling messages required for each network session, which in turn tends to increase the number of elements, the complexity of the elements and the links required in the network. As carriers roll out new services within their networks, the complexity of the networks increase, which makes network management more of a challenge. Network complexity is especially an issue for wireless carriers as their networks generate more than double the signaling of a wireline network due to wireless network architecture and customer roaming.

     Each signaling network typically contains equipment and software manufactured by multiple vendors. Moreover, multiple signaling networks are connected among multiple carriers, often spanning international boundaries. The entire network of networks must operate as a seamless whole, in real time, with a minimal number of errors. Any indication of trouble in the network must be detected and diagnosed as quickly as possible. If network problems are not detected on a timely basis, they can result in network and service downtime. Network capacity utilization must be monitored continuously for bottlenecks and other detrimental conditions. To maintain reliability, each new connection between two carriers' networks must be certified and approved by the engineering staffs at both carriers before traffic is allowed to flow through the connection.

     In the past, when signaling was used exclusively on wireline networks to complete standard telephone calls, it was sufficient for carriers to employ localized diagnostic equipment and a large number of technicians who could be dispatched in a reasonable timeframe to any point where trouble was suspected or where new connections were being installed. However, this approach is not readily scalable. It requires a significant number of people with specialized domain expertise and does not adequately provide for diagnosis of network-wide, interrelated conditions that tend to arise in complex environments. The combination of new and different types of interconnected signaling networks (such as satellite, cellular and packetized networks), increased traffic levels and complexity within each signaling network and strict performance requirements has led to an increased need for systems and software that enable carriers to get a complete picture of all signaling network facilities and monitor any or all signaling message traffic in real time. Comprehensive solutions are required to enable advanced intelligent networks to maintain existing service levels and to reach their full potential.

     There also is a growing need for signaling network management solutions to be fully integrated into the overall collection of systems that manage all aspects of a carrier's operations, such as billing, service order entry, provisioning, repair and service definition. Seamless integration of signaling management with applications that enable a carrier to use and leverage the information gathered in its signaling network allows a carrier to improve its customer service, reduce costs, minimize capital costs related to network expansion, increase operational efficiency and realize revenues when otherwise not possible. To provide a carrier with these advantages, signaling network management solutions must offer a suite of software applications more robust than the basic monitoring and diagnostic functions of traditional network solutions.

THE INET STRATEGY

     Our mission is to be a leading provider of network intelligence solutions for converging and new world networks worldwide. Key elements of our strategy to achieve this objective include the following:

     EXPAND GLOBAL MARKET SHARE. We are pursuing business in markets throughout the world that are in the process of being deregulated or privatized. The percentage of our revenues attributable to international markets was 55.8% in 2000 and is expected to remain a substantial portion of our revenues going forward. We believe that our future growth and profitability require continued expansion in international markets. We also selectively pursue incumbent carriers in newly emerging markets and in advanced but monopolistic markets in order to establish our presence in these areas prior to the time when these markets are deregulated or privatized. We intend to expand our international presence by adding offices and/or distributors in key global markets as business conditions allow.

     CONTINUED PENETRATION OF EXISTING CUSTOMER BASE. We intend to seek additional revenue opportunities by working closely with our installed customer base to identify opportunities for the sale of expansion systems, additional business applications and other new offerings. Based on experience with our existing customers, we believe that achieving early widespread deployment of our network intelligence solutions in a particular carrier's network provides significant ongoing opportunities for sales of new and expansion systems, additional applications and other new offerings.

     CONTINUED INVESTMENT IN STRATEGIC AREAS TO FACILITATE GROWTH. We intend to continue to invest in the strategic areas of research and development, or R&D, sales and marketing and customer service. We believe that continued R&D investments - for both new product development and enhancements to our current offerings - will help maintain our position as a technological leader in our chosen markets. As business conditions allow, we also plan to continue the buildout of our global sales infrastructure and expansion of our worldwide sales force to take advantage of opportunities in key regions and market segments. Finally, investments in customer service are required to support a growing customer base as well as new product introductions, such as the VIA softswitch.

     INTRODUCTION OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCT OFFERINGS. We believe that we have gained significant expertise in signaling, IP and broadband communications technologies in the course of the design, development and implementation of our current product offerings and through our work with our existing customer base. We intend to leverage our core competency in signaling technologies to expand our current product offerings and to develop new product offerings for complementary signaling environments such as IP, Asynchronous Transfer Mode, or ATM, and Internet telephony.

     BUILD RELATIONSHIPS WITH STRATEGIC PARTNERS. We are building strategic relationships with complementary software vendors and telecommunications equipment manufacturers worldwide in order to integrate our product offerings with others' products and/or to create joint-marketing opportunities. In addition, we intend to augment our sales efforts by establishing and expanding relationships with other communications equipment vendors, systems consulting and integration firms and network management providers. We also intend to team with telecommunications equipment manufacturers that are either market share leaders or technologically promising in order to go to market with a joint product offering that markets the VIA softswitch to the largest carriers in the world.

THE INET SOLUTION

     We provide network intelligence, business intelligence, diagnostics and network infrastructure solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services.

     NETWORK INTELLIGENCE SOLUTIONS

     Our flagship product in the network intelligence area is the GeoProbe. The GeoProbe's network-wide monitoring applications enable early warning of network faults, collection of statistics for service performance evaluations, real-time session tracing and troubleshooting. The GeoProbe Mobile is our network intelligence solution targeted to wireless carriers worldwide. The GeoProbe system contains the following key elements:

     - An open, proprietary core hardware platform designed by us as a scalable, distributed, RISC-based multi-processing data input/output platform, which captures network data traffic and processes that data in real time through multiple software applications.

     -   Advanced signaling network monitoring software applications.

     - Our OpenSeven application programming interface, or API, which enables us, our customers or third-party developers to customize and extend the features of the system.

     The GeoProbe can provide a network-wide view regardless of topology, number of protocols or number of different vendor elements in use. The GeoProbe passively, or non-intrusively, monitors all messages that flow over each signaling link and can automatically correlate these messages in real time to reconstruct every session in a carrier's network. This capability provides session analysis for troubleshooting, problem detection and network integrity assurance. In addition, the information collected by the GeoProbe improves a carrier's ability to optimize its network and provide enhanced services to its customers.

     The GeoProbe provides session data and network status information to users through a graphical user interface, and through Web-based reporting applications. The GeoProbe displays maps that represent network elements (E.G., SSPs, STPs, SCPs and Gateways). When failures or user-specified events occur, an icon representing the affected network element changes colors to alert the user to potential trouble or the occurrence of the failure or event. The GeoProbe also provides users with the flexibility to configure their system to set up triggers to detect events, filters, alarms and statistics based on their specific needs.

     The platform's modular design accommodates growth in a carrier's network and facilitates the implementation of enhanced features simply by adding processor cards to the system or deploying additional system components in conjunction with adding software capabilities.

     We have developed a number of software applications for use with the GeoProbe, which incorporate Oracle's relational database and the X-Windows OSF/Motif toolkit. In addition, our OpenSeven API enables us, the carrier's personnel or a third-party software developer to expand or customize existing applications or develop new applications to meet the carrier's needs. Some of the applications include:

     - NETWORK SURVEILLANCE. Enables detection of faults, alarming, mass call onset detection and other network related performance measurements.

     - NETWORK MONITORING AND TROUBLESHOOTING. Provides network-wide protocol analysis and session trace functions for use in troubleshooting session and transaction-related failures.

     - SERVICE PERFORMANCE MONITORING. Provides performance measurement of a number of services such as toll-free 800, freephone, LNP, roaming and other Intelligent Network applications.

     - FRAUD MANAGEMENT. Collects data in real-time and feeds it to third-party fraud detection systems.

The GeoProbe and GeoProbe Mobile provide many advantages, including:

     - GLOBAL NETWORK VIEW. These solutions are designed to provide a comprehensive end-to-end view of a carrier's signaling network. This design ensures that relevant events, regardless of the point of origin, path and termination point, are properly correlated and processed for presentation to network management systems or network operations personnel. In the absence of such a global approach, carriers must rely on a patchwork of systems scattered throughout their networks in order to diagnose problems. This approach typically results in optimization at the network element level, which is less effective than an end-to-end network approach. Our proprietary tracking technology enables a carrier to reconstruct an entire session and its related transactions at any time during or after the session. By contrast, traditional sampling techniques tend to produce erroneous and inaccurate results because collected data is usually incomplete and only local in scope.

     - REAL-TIME FUNCTIONALITY. The GeoProbe solutions are designed to collect, process and present data in real time, even under extreme network load conditions. This key attribute makes real-time management and operation of signaling networks possible. Without a real-time monitoring system, carrier networks are more vulnerable to overloads, fraud and delayed problem resolution, which can lead to network failure, customer dissatisfaction and compromised network integrity.

     - ADVANCED ENGINEERING AND PLANNING CAPABILITIES. GeoProbe provides an accurate and detailed view of real-time and historical statistics on a carrier's signaling network usage and the service applications delivered through the network. This allows carriers to implement network architectures optimized for cost and performance, and to refine network configuration over time based on changes in demand and traffic patterns. For example, a carrier can use data collected by GeoProbe to identify a point in the network that is constricting traffic flow. The carrier can then either reroute traffic or install additional capacity at that point, which increases the throughput of its entire network.

     - FAST, COST-EFFECTIVE DIAGNOSTICS. GeoProbe's software applications rapidly isolate problems between interconnected signaling elements and networks, enabling communications carriers to reduce downtime, maintenance and costs.

     - REDUNDANCY AND RELIABILITY. The GeoProbe is available with various levels of redundancy in order to guard against data loss and help ensure that critical applications remain operational. Available redundancy features include power, interfaces, processors, storage devices and transport network access, and certain business applications such as billing.

     - VENDOR INDEPENDENCE. All applications are based on data captured directly from the signaling network, as opposed to information provided in vendor-specific format by individual network elements such as STPs, SCPs or next-generation network elements. As a result, carriers can use GeoProbe to gain an independent view regardless of which vendors' equipment is deployed in their signaling network.

     Pricing for a GeoProbe system or individual applications varies based on a number of factors, such as the volume of network traffic, network size, network configuration, number of protocols present, number of links monitored and number and type of applications desired. Prices for GeoProbe systems have ranged from less than $500,000 to more than $20 million. Since 1995, we have sold GeoProbe systems to over 80 customers worldwide.

     BUSINESS INTELLIGENCE SOLUTIONS

     Our business intelligence solutions, called IT:seven, enable carriers to leverage the data collected by the GeoProbe to achieve minutes-of-use interconnect billing, usage measurement billing, customer quality assurance and service level performance monitoring. The applications that were introduced beginning in late 1999 and through early 2001 include GeoBill, GeoConnect, GeoCare and GeoRoam. These applications utilize the raw signaling data gathered from a carrier's network to provide support for revenue generating or cost savings opportunities in areas that include interconnect billing, customer care and quality of service monitoring.

     - IT:SEVEN GEOBILL. An interconnect billing application that presents data in the form of Call Detail Records, or CDRs, and usage measurement data, and feeds the data in industry-standard billing records to the carrier's accounting system for rating and invoicing. GeoBill enables carriers to streamline their interconnection billing process while reducing their reliance on switch vendors and mediation devices for billing data. GeoBill also provides the capability for special studies by the carrier, such as monitoring the results of marketing campaigns, traffic analysis and proactive capacity planning.

     - IT:SEVEN GEOCONNECT. An interconnect billing application for auditing and invoicing. GeoConnect collects and correlates all of the signaling traffic at the gateways connected to other carriers' networks. The application generates CDRs from the signaling data and creates user-friendly reports based on this data. The reports can be used to generate bills to interconnect partners or to support the auditing and verification of invoices received from other carriers. GeoConnect can also be used to document the quality of service by interconnect carriers and compare their performance and quality reviews against other carriers.

     - IT:SEVEN GEOCARE. A marketing and customer care application for dynamic service and customer management. GeoCare collects and displays real-time and historical performance information so that a carrier can efficiently maximize the revenue potential from its highest-value customers and revenue generating dialed services. With GeoCare, carriers can more cost-effectively monitor, optimize, deliver and demonstrate superior service quality for their targeted key customers. GeoCare also provides data and service level metrics regarding interconnect partner performance and traffic management that can be used to proactively manage interconnect relationships and quality of services.

     - IT:SEVEN GEOROAM. A Quality of Service, or QoS, application announced in February 2001 that is targeted to wireless service providers to aid them in attracting and retaining high-margin subscribers and roaming visitors by ensuring high quality roaming services. GeoRoam will help carriers protect and maximize their revenue streams by measuring the QoS of roamer traffic as well as inter-carrier validation of short message service for roamers. GeoRoam utilizes existing signaling data to monitor service performance for both visiting roamers and a carrier's own subscribers roaming into other carrier networks. We expect the GeoRoam application to be generally available in the third quarter of 2001.

     DIAGNOSTIC SOLUTIONS

     Our diagnostic solutions provide communications carriers with the ability to quickly and cost-effectively design, deploy and maintain their networks and network elements. We provide vendor-independent tools that provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks as well as quality of service measurement in voice-over-packet networks. Currently, our diagnostic solutions include Spectra and Spectra Trunk Tester. These can be integrated within the GeoProbe platform or used on a stand-alone basis with a carrier's own equipment. These products are also used by equipment manufacturers in the design of new products through the extensive emulation and conformance packages and their ability to simulate network conditions.

     These multi-protocol diagnostic tools are targeted to the needs of advanced SS7/C7, GSM, IS-41, X.25 and ISDN networks and development environments. They are designed for ease-of-use, with an intuitive user interface featuring pop-up menus and single-keystroke commands. These tools can be configured by the user to change message text and monitoring scenarios and to save commonly used configurations, filters, tests and other settings for quick setup. They translate complex signaling messages into plain language, and the display format shows network statistics and test results in an easy-to-understand format.

     Key benefits of our diagnostic solutions are:

     - EASE OF USE. These products provide a multitude of easy-to-access emulation and diagnostic functions. These capabilities allow testing and troubleshooting personnel to quickly and effectively perform tasks that would otherwise require lengthy set-up times and programming efforts. The products are also known for being very user friendly and easy to learn to operate.

     - COMPREHENSIVE CAPABILITIES. Our diagnostic solutions provide customers with the ability to monitor, emulate and generate signaling data for use in troubleshooting, validation, conformance and regression testing of switches and other network equipment. The load generation capabilities and multiple emulation functions can test the various layers of the signaling protocol, up to and including the signaling information involved with complex applications, such as LNP.

     - MULTIPLE PROTOCOL SUPPORT. These solutions enable network equipment manufacturers and communications carriers to perform end-to-end testing of applications utilizing multiple signaling protocols, including country-specific variations of signaling. They alleviate the need to use multiple diagnostic tools and provide easy and consolidated access to test results.

     - VERSATILE CONFIGURATION AND COMPATIBILITY WITH GEOPROBE. We offer these products in a rack-mounted configuration that can monitor up to 16 full-duplex links and a portable version capable of monitoring up to eight full-duplex links. The versatility is enhanced by the product's portability as well as the ability to integrate with the GeoProbe system.

     Depending on configuration and enhancements, prices for a unit generally have ranged from approximately $15,000 to $150,000. Since the first diagnostic sale in 1990, over 3,900 units have been sold to over 500 customers worldwide.

     NETWORK INFRASTRUCTURE SOLUTIONS

     Our VIA softswitch offers customers a carrier-class, cost-effective alternative for connecting voice over IP, or VoIP, and dialed access data solutions to the PSTN.

     VIA provides SS7 interface support for both VoIP and Internet call redirect applications in the form of our VIA-Virtual Voice and VIA-Internet Access offerings. Carriers in a number of markets are taking advantage of intelligent SS7 interfaces to lower their costs and improve their competitiveness in services such as toll bypass, VoIP wholesale, prepaid calling services, wholesale dial access and Internet offload.

     At maximum capacity configuration, the VIA system can accommodate up to 1,600 calls per second (peak), control one million ports and handle three million busy hour call completions. Because the platform's density reduces the number of total network elements and their associated costs by providing more capacity per system, carriers can rapidly and efficiently deploy VIA's distributed network architecture.

     The VIA softswitch separates the call control functions of a phone call from the transport layer, or media gateway, that carries the phone call. By separating the call control functionality from the switching fabric, network traffic can be optimally routed, and the control functions do not need to be duplicated as media gateway capacity is added. This division allows voice and data traffic to be handled by networks specifically designated for each, facilitating enhanced service quality and new revenue opportunities. This architectural separation also allows for customized infrastructure and enhanced services to be deployed within circuit, packet or mixed circuit/packet environments. The softswitch's new architectural model opens previously proprietary boundaries and allows carriers to utilize their highest performing and most cost-efficient network components.

     VIA's unique characteristics include:

     - SMALL FOOTPRINT AND LOWER COST. VIA's purpose-specific platform provides a footprint and modular configuration that enables carriers to reduce capital expenditures, installation time and life-cycle costs related to next-generation networks.

     - CARRIER-CLASS PERFORMANCE. VIA was designed with a primary objective in mind - to be a high performance, scalable and reliable softswitch platform. VIA is unique because it is one of the very few purpose-specific softswitch offerings that resides on its own dedicated multi-processor, high-performance hardware platform.

     - VENDOR INDEPENDENT. VIA can improve cost-to-performance ratios and enable revenue-generating, value-added services with simultaneous support of multi-vendor remote access servers and gateway devices. With VIA's centralized call control, investments are protected through the ability to interface with the switching solutions of multiple vendors.

     - SIGNALING POINT CONSOLIDATION. Carriers can lower capital expenditures and minimize network points of failure with VIA's virtual signaling point capability. This capability increases SS7 link utilization, resulting in a reduction of leased access, facilities, equipment and network management costs.

     - FULLY-MANAGED PLATFORM. Our extensive experience with management applications from other product lines has been carried forward to VIA so that carriers can immediately realize the advantage of a platform that is efficiently provisioned and maintained.

     - EVERGREEN TECHNOLOGY. Capacity-on-demand growth aligns network investment with service revenue and individual business requirements while reducing time-to-market. VIA permits carriers to scale from small points of presence to large central office proportions. Applications licensing and card-level upgrades are performed with software keys, enabling data port increases without service interruption to the carrier or its customers.

     Together, our network intelligence, business intelligence, and diagnostic solutions represent an integrated and comprehensive set of offerings for network design, monitoring, management, testing and diagnosis. Additionally, our network infrastructure solutions address a broad range of carrier needs for next-generation software switching.

     PRODUCTS UNDER DEVELOPMENT

     We utilize an open architecture approach in the design of our products. This approach facilitates and accelerates the development of new applications and products and permits us to enhance existing products by substituting new hardware or software modules. This modular approach helps to extend the life cycles of our products, simplify the manufacturing process and facilitate cost reduction.

     Current and planned product enhancements for our network intelligence solutions include a higher density probe, GPRS, UMTS, next-generation wireless and the ability to monitor signaling in IP networks.

     Current and planned product enhancements for our business intelligence solutions include additional quality of service capabilities for our GeoConnect and GeoRoam applications, as well as quality of service measurement for IP networks which carry telephony traffic.

     We are developing a suite of next-generation diagnostic solutions that will be used to test emerging packet-based technologies. These new solutions are expected to be introduced throughout 2001.

     The VIA product line addresses a very dynamic market. The initial offerings of Internet call diversion and VoIP will be augmented with the addition of MGCP and SIP capabilities. This collective solution is targeted at the SIP/PSTN gateway market, where the emerging broadband access devices (such as highly Intelligent Access Devices, or IADs) are controlled by network softswitches through SIP, and the network interoperability is achieved through media gateways which are controlled by network softswitches through MGCP.

CUSTOMERS

     As of December 31, 2000, we had sold our solutions to over 500 customers in more than 50 countries. In 2000, British Telecom and Worldcom each accounted for approximately 13% of our total revenues. No individual customer accounted for 10% or more of our total revenues in 1999 or 1998. Our target customers include communications carriers and equipment manufacturers throughout North America, Latin America, EMEA and the Asia/Pacific region.

     The following is a sampling of customers in various market segments that purchased in excess of $500,000 worth of our products in 2000. These customers collectively accounted for approximately 78% of our total revenues in 2000.


         LONG DISTANCE CARRIERS (IXCS)         WIRELESS CARRIERS          PTTS/OLOS             EQUIPMENT MANUFACTURERS
      --------------------------------      --------------------       -----------------       ------------------------
      AT&T                                  Airtouch                   British Telecom                   3Com





      WorldCom                              Alltel                     COLT                              Alcatel
      Sprint                                Bell South Mobility        Celcom/Guntong                    Cisco
      Teleglobe                             CellularOne-Maryland       Czech Telecom                     Clarent
                                            Era GSM                    Deutsche Telekom                  Compaq
         LOCAL EXCHANGE CARRIERS            Nextel                     KPN Telecom                       IpVerse
      ------------------------------        Swisscom                   Portugal Telecom                  Lucent
      Broadwing                             Voicestream                Telenor                           Motorola
      Verizon                                                          Telia                             Nortel
         NEXT-GENERATION CARRIERS                                      Telkom So. Africa                 Tachion
      ------------------------------                                   Telstra                           Telica
      Global Crossing                                                                                    Unisphere
      Williams Communications
      Level 3


SALES, MARKETING AND SUPPORT

     SALES AND MARKETING

     We sell our products to communications carriers and equipment manufacturers globally through both direct and indirect channels. Domestically, the direct channel is used for all product lines with our sales force, which is structured around a two-tiered model focused on strategic accounts and geographic areas. Internationally, we use both channels. Our network intelligence and business intelligence solutions are sold directly and in cooperation with system integrators, distributors and consultants, while our diagnostic solutions are sold primarily through distributors. At year end, we had 11 sales offices in the U.S. and sales support facilities outside London, England, in Frankfurt, Germany and in Roissey, France.

     The sales cycle for our solutions is long, typically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostic products. For our new network infrastructure product, VIA, the sales cycle is expected to initially range from six to 18 months.

     Our primary marketing activities include raising potential customer awareness of the benefits of proactively managed signaling networks and interoperability benefits as well as identification of new opportunities with existing customers. To accomplish these tasks, we use direct sales and marketing efforts, advertising in trade magazines, exhibitions at industry trade shows and presence on the Internet through our Web site. These activities focus on generating qualified sales leads and demonstration opportunities for our solutions.

     We provide extensive training and support for our direct sales force and our worldwide distributors, including classroom training, product brochures, demonstration systems and promotional literature.

     SERVICES, SUPPORT AND WARRANTY

     We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Support services include 24-hour, seven days a week technical support, remote access assessment and servicing capabilities, installation support and advance replacements for emergency situations.

     We maintain an in-house repair facility and provide on-going telephone assistance to customers from our support center in Richardson, Texas. In addition, we service our customers in EMEA from product support offices located outside London, England and in Frankfurt, Germany. As our customers become more geographically diverse, we may open service centers in other key locations.

     We typically warrant our products against defects in materials and workmanship for one year after the sale. We also provide varying levels of extended product support under support services agreements. Support services agreements are typically sold to customers for a one-year term and may be renewed for additional one-year periods. Customers that do not renew their support services agreements but wish to obtain product updates and new version releases generally are required to purchase such items from us at market prices.

RESEARCH AND DEVELOPMENT

     Our primary development facilities are located at our Richardson, Texas headquarters. Our product development efforts include expenditures for research and development, new product and software design and enhancements to existing products.

     Our products and solutions are designed to comply with a significant number of standards and regulations, some of which are evolving as new technologies are deployed. For sales to customers in the U.S., our products must comply with various standards established by Telcordia (formerly Bellcore) and the American National Standards Institute. Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union and the European Telephone Standards Institute.

MANUFACTURING

     Our production process consists of procurement and inspection of components, final assembly, burn-in, quality control testing and packaging, primarily performed at our location in Richardson, Texas. We outsource the manufacturing of our hardware to a number of Texas-based contract manufacturers. We have obtained ISO 9001 certification for in-house processes and have obtained the CE certification for shipments to the European Community.

     We generally use industry-standard components, which are available from multiple sources. However, our products currently utilize certain semiconductors that are available from only one manufacturer and other components that are available from one or a limited number of suppliers. We attempt to minimize the need for sole and limited source components by performing design reviews, prior to the manufacture of any new product, during which we seek to eliminate sole source components. During manufacture, we forecast annual parts usage and meet with key vendors to obtain their commitment to meet forecast supply needs. As necessary, we reevaluate the sources of components identified as having potential delivery problems and the costs and benefits of redesigning our products to incorporate alternative components. If any sole or limited source components should become unavailable, we believe that we could design similar functionality into our product using other components, although the amount of time and effort required could vary widely depending on the function and complexity of the component.

COMPETITION

     We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Our network intelligence solutions principally compete with products offered by Agilent Technologies and to a lesser extent in specific geographical areas, Tekelec, GN Nettest and NMG. The market for our business intelligence solutions is extremely fragmented, and there is not a group of competitors that offers an entire suite of applications such as ours. Some of the companies we compete with on an application by application basis include companies from the network intelligence area and other market segments such as billing and customer care solutions providers. Our diagnostic products principally compete with products offered by Agilent Technologies, Tekelec and Tektronix. The market for communications network infrastructure products also is intensely competitive on a global basis and is subject to rapid technological change as traditional networks converge with new world networks. Our network infrastructure offering, the VIA softswitch, will face competition from many of the traditional network infrastructure providers, including Lucent Technologies and Nortel Networks, data communications companies such as 3Com and Cisco, and new start-ups such as Sonus Networks.

     We believe that our ability to compete successfully depends on numerous factors, both within and outside our control, including: responsiveness to communications service providers' needs; our ability to support existing and new industry standards; the development of technical innovations; the attraction and retention of qualified personnel; regulatory changes; the quality, reliability and security of our products and services and our competitors' products and services; sufficient market presence by us; the ability to execute a strategy of rapid expansion; ease of use of our products; the pricing policies of our competitors and suppliers; the timing of introductions of new products and services by us and our competitors; and general market and economic conditions.

PROPRIETARY RIGHTS

     Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. Although we hold two U.S. patents, have additional patent applications pending and are in the process of preparing additional patent applications for filing, there can be no assurance that we will receive additional patents. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization.

     We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions.

     The trademarks Inet, Inet Technologies, GeoProbe, GeoProbe Mobile, GeoBill, GeoCare, GeoConnect, GeoRoam, IT:seven, Spectra, Spectra Trunk Tester, VIA, OpenSeven, VIA-Virtual Voice and VIA-Internet Access used herein are registered or unregistered trademarks owned by us.

EMPLOYEES

     As of December 31, 2000, we had 640 employees, of which 326 were engaged in research and development, 97 were engaged in sales and marketing, 141 were engaged in operations and 76 were engaged in administrative and other business support functions. We believe we have experienced good employee relations to date.

ITEM 2. PROPERTIES.

     We are headquartered in Richardson, Texas, under a lease that expires in 2010. We also lease U.S. sales offices in California, Colorado, Georgia, Indiana, Maryland, New Jersey, Pennsylvania, Virginia and Washington. Additionally, we lease international offices near London, England; Frankfurt, Germany; and Sao Paulo, Brazil, which provide product and sales support, and in Roissey, France, which provides sales support. These leases expire on various dates through 2005.

ITEM 3. LEGAL PROCEEDINGS.

     We are subject to various legal proceedings and claims that arise in the normal course of our business. While many of these matters involve inherent uncertainty, our management believes that the amount of the liability, if any, ultimately incurred by us with respect to any existing proceedings and claims, net of applicable reserves and available insurance, will not materially harm our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has traded publicly on the Nasdaq Stock Market under the symbol "INTI" since May 26, 1999. Prior to May 26, 1999, there was no established public trading market for any of our securities. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the Nasdaq Stock Market.


           2000                                       HIGH             LOW
           ----                                       ----             ---
           Fourth Quarter                            $44.00          $17.50
           Third Quarter                              65.25           27.88
           Second Quarter                             59.50           36.63
           First Quarter                              74.38           37.50

           1999
           ----
           Fourth Quarter                            $74.88          $31.06
           Third Quarter                              41.69           21.69
           Second Quarter (from May 26, 1999)         24.88           15.25


On March 15, 2001, the last reported sales price of our common stock on the Nasdaq Stock Market was $6.03 per share. As of March 15, 2001, there were approximately 131 stockholders of record (not including beneficial holders of stock held in street name) of our common stock.

     We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Our revolving credit facility restricts the payment of cash dividends without the lender's consent. Future dividends, if any, will be determined by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements included in Part IV, Item 14.


                                                                             YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                            2000            1999        1998        1997         1996
                                                          --------        --------     -------     -------      -------
                                                                     (in thousands, except per share data)
STATEMENTS OF INCOME DATA:
Revenues................................................  $159,007        $109,983     $77,428     $57,701      $42,041
Income from operations..................................    51,238          34,752      24,153      19,096       13,288
Income before provision for income taxes................    59,422          44,663      24,980      19,112       13,260
Net income..............................................    39,521          29,701(1)   17,085      12,714        8,936
Earnings per share (2):
          Basic.........................................  $   0.86        $   0.68     $  0.42     $  0.31      $  0.22
          Diluted.......................................      0.84            0.66        0.40        0.30         0.22
Weighted-average shares outstanding (2):
          Basic.........................................    46,126          43,449      40,879      40,855       40,615
          Diluted.......................................    46,885          45,037      42,452      41,722       41,069



                                                                                     DECEMBER 31,
                                                          -------------------------------------------------------------
                                                            2000            1999        1998        1997         1996
                                                          --------        --------     -------     -------      -------
                                                                                (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents...............................  $131,419        $127,903     $21,914     $ 3,386      $   742
Working capital.........................................   167,161         123,909      38,313      24,290       15,101
Total assets............................................   226,207         169,917      65,508      38,758       27,105
Stockholders' equity....................................   185,420         133,423      46,813      29,386       16,614


----------

(1) Includes a one-time gain from our sale of wireless data assets in September 1999.

(2) See Note 1 of notes to consolidated financial statements for the determination of shares used in computing basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We were founded in 1989 and during the early stages of our operations we focused primarily on developing and selling diagnostic tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostic solution, Spectra, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our network intelligence solution, the GeoProbe, in late 1995. Beginning in late 1999 and through 2000, we introduced a suite of business intelligence solutions called IT:seven. These applications enable carriers to protect and generate additional revenues within their networks and at interconnection boundaries. We continue to focus significant resources on the development of enhancements, new features and new applications for our existing product areas. We also have dedicated significant resources to the development of new products in the network infrastructure area.

     Historically, we have generated substantially all of our revenues from sales of our network intelligence and diagnostic solutions. Specifically, revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. Although we expect diagnostic revenues to continue to represent a significant portion of total revenues for the foreseeable future, these revenues are expected to continue to decline as a percentage of total revenues as a result of higher growth rates for the network intelligence and business intelligence offerings and revenues from the introduction of new products. Our remaining revenues are derived from services relating to these and other products. These services include product installation, product integration, training, warranty and product support.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of income:


                                                                 YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                2000       1999      1998
                                                               ------     ------    ------
        Revenues:
          Product and license fees.....................         88.4%      90.6%     91.9%
          Services.....................................         11.6        9.4       8.1
                                                               -----      -----     -----
            Total revenues.............................        100.0      100.0     100.0
        Cost of revenues:
          Product and license fees.....................         20.5       22.5      24.2
          Services.....................................          5.4        6.4       4.7
                                                               -----      -----     -----
            Total cost of revenues.....................         25.9       28.9      28.9
                                                               -----      -----     -----
        Gross profit...................................         74.1       71.1      71.1
        Operating expenses:
          Research and development.....................         21.3       19.8      20.3
          Sales and marketing..........................         12.8       11.5      11.1
          General and administrative...................          7.8        8.2       8.5
                                                               -----      -----     -----
            Total operating expenses...................         41.9       39.5      39.9
                                                               -----      -----     -----
        Income from operations.........................         32.2       31.6      31.2
        Other income...................................          5.2        9.0*      1.1
                                                               -----      -----     -----
        Income before provision for income taxes.......         37.4       40.6      32.3
        Provision for income taxes.....................         12.5       13.6      10.2
                                                               -----      -----     -----
        Net income.....................................         24.9%      27.0%     22.1%
                                                               =====      =====     =====


          * Includes a one-time gain from the sale of wireless data assets in September 1999.

REVENUES

     PRODUCT AND LICENSE FEES. Revenues from product and license fees increased 41.1% to $140.6 million in 2000 from $99.6 million in 1999, and increased 40.0% in 1999 from $71.1 million in 1998. The growth in revenues from product and license fees is primarily due to an increase in our installed customer base for GeoProbe, and an increase in unit sales of Spectra during both 2000 and 1999.

     SERVICES. Revenues from services increased 77.9% to $18.4 million in 2000 from $10.4 million in 1999, and increased 64.8% in 1999 from $6.3 million in 1998. The increase in services revenues is primarily related to product support services associated with a larger installed customer base.

COST OF REVENUES

     PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware expenses and personnel costs related to the manufacturing, integration and installation of our products. Cost of product and license fees was $32.6 million in 2000, $24.7 million in 1999 and $18.7 million in 1998, representing 20.5% of total revenues in 2000, 22.5% of total revenues in 1999 and 24.2% of total revenues in 1998. The increase in absolute dollars over the prior year during both 2000 and 1999 primarily resulted from additional hardware costs and related installation expenses associated with increased unit sales. The decrease as a percentage of total revenues was primarily attributable to a higher percentage of revenues being derived from more profitable expansions of existing systems versus new system installations. New product offerings or changes in our product mix can affect the cost of revenues as a percentage of total revenues.

     SERVICES. Cost of services consists of expenses, primarily personnel costs, related to product support, training, and warranty and non-warranty work. Cost of services was $8.6 million in 2000, $7.0 million in 1999 and $3.7 million in 1998, representing 5.4% of total revenues in 2000, 6.4% of total revenues in 1999 and 4.7% of total revenues in 1998.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, including contract labor, travel and facilities expenses, and other compensation expenses. These expenses were $34.0 million in 2000, $21.8 million in 1999 and $15.7 million in 1998, representing 21.3% of total revenues in 2000, 19.8% of total revenues in 1999 and 20.3% of total revenues in 1998. The increase in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 was primarily related to increased staffing levels. As of December 31, 2000 we had 326 employees engaged in research and development activities, compared to 236 as of December 31, 1999. The increase in absolute dollars in 1999 compared to 1998 was primarily related to increased staffing levels and increased expenses associated with materials and equipment used in research and development activities. The decrease as a percentage of total revenues in 1999 compared to 1998 was partially attributable to the decrease in research and development expenses associated with the wireless data asset product line, which was sold in September 1999, as well as our relatively higher revenues in that year.

     Software development costs are expensed in the period incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and their general release have substantially coincided or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and we have not capitalized any software development costs.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing activities, distributor commissions and expenses for trade shows and advertising. These expenses were $20.3 million in 2000, $12.6 million in 1999 and $8.6 million in 1998, representing 12.8% of total revenues in 2000, 11.5% of total revenues in 1999 and 11.1% of total revenues in 1998. The increase in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 is attributable to continued expansion of our direct sales force, increased commissions, continued expansion of international sales activities, and increased marketing and promotional activities. As of December 31, 2000, we had 97 employees engaged in sales and marketing activities, compared to 58 as of December 31, 1999. The increase in absolute dollars and as a percentage of total revenues in 1999 compared to 1998 was attributable to the expansion of our direct sales force, expansion of international sales activities and increased marketing and promotional activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments, as well as fees and expenses associated with legal and accounting requirements. These expenses were $12.3 million in 2000, $9.0 million in 1999, and $6.6 million in 1998, representing 7.8% of total revenues in 2000, 8.2% of total revenues in 1999 and 8.5% of total revenues in 1998. The increase in absolute dollars in 2000 compared to 1999 was primarily attributable to increased staffing levels and facility-related expansion efforts associated with the growth of our business. As of December 31, 2000, we had 76 employees engaged in general and administrative activities, compared to 50 employees as of December 31, 1999. The increase in absolute dollars in 1999 compared to 1998 was primarily attributable to increased staffing levels and increased accounting and professional fees related to being a public company. General and administrative expenses decreased as a percentage of total revenues during 2000 and 1999 primarily due to relatively higher revenues and our ability to leverage our base of resources to support a larger organization.

OTHER INCOME

    Other income is primarily interest income earned on our cash and cash equivalents. Other income was $8.2 million in 2000, $9.9 million in 1999 and $827,000 in 1998. The decrease in 2000 compared to 1999 resulted from a $5.9 million gain on the sale of our wireless data assets realized in 1999. Excluding this one-time gain, the increase in other income in 2000 resulted from a full year of interest earned on proceeds from our May 1999 initial public offering and from increased interest earned on higher balances of cash and cash equivalents, which resulted from proceeds from the issuance of stock under our employee stock option and stock purchase plans and increased income from operations. The increase in 1999 from 1998 primarily resulted from the $5.9 million gain on the sale of our wireless data assets and an increase in interest earned on higher balances of cash and cash equivalents resulting from our initial public offering.

PROVISION FOR INCOME TAXES

     We recorded income tax expense of $19.9 million in 2000, $15.0 million in 1999 and $7.9 million in 1998. Our effective income tax rates were 33.5% in 2000 and 1999 and 31.6% in 1998. In 2000 and 1999, the effective tax rate benefit of 1.5% varies from the U.S. statutory rate primarily due to the effect of our foreign sales corporation and the utilization of the research and development credit. The lower effective tax rate in 1998 was primarily due to the same items.

SALE OF INET GLOBAL RESEARCH, L.L.C.

     Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C. to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us for which it is paid a monthly fee per dedicated full time programmer plus reimbursement of reasonable business expenses. In 2000, the expense associated with these services was approximately $1.1 million.

SALE OF WIRELESS DATA ASSETS

     In September 1999, we sold our wireless data product line and related assets to Nextcell, Inc., an entity controlled by a related party, for a cash purchase price of $7.0 million. A special committee of our independent directors approved the transaction. We recorded a pre-tax gain of $5.9 million and an after-tax gain of $3.9 million, or $0.09 per share on a diluted basis, for 1999. Excluding the gain on the sale of the wireless data assets, our diluted earnings per share were $0.57 for 1999. Revenues from the wireless data product line were approximately $1.7 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and bank borrowings. We had working capital of $167.2 million at December 31, 2000, compared to $123.9 million at December 31, 1999. At December 31, 2000, we had $131.4 million in cash and cash equivalents, an increase of $3.5 million from $127.9 million in cash and cash equivalents at December 31, 1999. The increase in cash and cash equivalents is attributable to income from operations and proceeds from the issuance of stock under our employee stock option and stock purchase plans.

     We have a credit facility with a commercial bank providing for borrowings of up to $10.0 million. This credit facility will expire on June 15, 2001. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. At our option, borrowings under this facility bear interest at either (i) the bank's prime rate less up to 0.50% or (ii) the London interbank offered rate, or LIBOR, as adjusted to meet specified Federal Reserve requirements with respect to Eurocurrency liabilities, plus up to 1.50%. This facility is collateralized by our accounts receivable, inventories and property and equipment. The credit facility includes covenants requiring us to maintain specified financial ratios and restricts the payment of cash dividends without the bank's consent. At December 31, 2000, no amounts were outstanding under the credit facility, and the amount available to us, after considering outstanding letters of credit, was $9.8 million.

     Cash provided by operating activities was $13.9 million in 2000, $48.1 million in 1999 and $24.5 million in 1998. Operating cash flows in 2000 decreased primarily due to increased accounts receivable, increased inventory and increased income taxes receivable. Operating cash flows in 1999 increased primarily due to increased levels of net income, increased deferred revenues and increased accrued compensation and benefits.

     Cash used in investing activities was $14.2 million in 2000 compared to cash provided by investing activities of $1.8 million in 1999 and cash used in investing activities of $6.0 million in 1998. Net cash used in investing activities in 2000 and 1998 was primarily related to purchases of property and equipment. Net cash provided by investing activities in 1999 resulted from proceeds from the sale of our wireless data assets of $7.0 million less cash used to purchase property and equipment of $5.2 million.

     Financing activities provided cash of $3.8 million in 2000, $56.1 million in 1999 and $9,000 in 1998. Net cash provided by financing activities in 2000 related to proceeds from the issuance of stock under our employee stock option and stock purchase plans. Net cash provided by financing activities in 1999 resulted primarily from proceeds from our initial public offering.

     We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings.

Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid.

     We believe that current cash balances, potential cash flows from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through 2001. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

RISK FACTORS

     OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT.

     Since our future operating results are likely to vary significantly from quarter to quarter, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any fiscal year or quarterly period. Our quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. These factors include:

     -    the size, timing and terms of specific orders by customers;

     -    competition;

     - the degree of market acceptance of new products and technologies introduced by us and our competitors;

     -    the mix of products and services sold by us;

     -    the timing of product shipments and product installations by us;

     -    the timing of customer acceptance of products we deliver to them;

     -    the capital spending patterns of our customers;

     -    the mix of domestic and international sales;

     - customer order deferrals in anticipation of enhancements or new products;

     - the timing of and level of our investments in research and development activities;

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

     Our operating results also are likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business would be harmed by a decline in the economic prospects of our customers or the economy in general, because these adverse conditions could alter current or prospective customers' capital spending priorities or budget cycles, or extend our sales cycle with respect to some of our customers. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. In addition, our operating results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year. We believe that this seasonality has been due to the capital appropriation practices of many of our customers. We expect that in future periods this seasonal trend may cause our first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

     As a result of all of the foregoing, we cannot assure you that our revenues will grow in future periods or that we will remain profitable. In addition, in some future quarters our operating results again may be below the expectations of public market analysts. In such event, the market price of our common stock likely would fall.

     CONSOLIDATIONS IN, OR A SLOWDOWN IN THE GROWTH OF, THE TELECOMMUNICATIONS INDUSTRY COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. In recent months, we and a number of other companies have experienced reduced spending by telecommunications carriers and equipment manufacturers. Our business, financial condition and results of operations could be materially harmed in the event of a significant slowdown in the growth of this industry or in the event there are consolidations of our current or prospective customers. A slowdown in spending on telecommunications products and services or consolidations of customers could delay or cause cancellations of significant sales of our products or could delay the installation of our products, which could harm our operating results in a particular period.

     CHANGES OR DELAYS IN IMPLEMENTATION OF OUR PRODUCTS COULD HARM OUR OPERATING RESULTS.

     Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, unless the contract provides for significant obligations after that point. Customer- or Inet-caused delays in the commencement or completion of scheduled product installations, which from time to time result from site-readiness delays, lack of resources or other issues, could materially harm our operating results. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, revenue will generally not be recognized until the customer provides the acceptance. Further, for new products we also recognize revenue upon acceptance, until a track record of installation is achieved, after which recognition is tied to completion of installation in most cases. In all cases where the recognition of revenue is tied to customer acceptance, the failure or delay in receiving such acceptance could harm our operating results for a particular period.

     ANY REVERSAL OR SLOWDOWN IN DEREGULATION OF TELECOMMUNICATIONS MARKETS COULD MATERIALLY HARM THE MARKET FOR OUR PRODUCTS.

     Future growth in the markets for our products will depend in part on continued privatization, deregulation and the restructuring of telecommunications markets worldwide. Any reversal or slowdown in the pace of this privatization, deregulation or restructuring could materially harm the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996, the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act or similar international regulation could materially harm our business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past, and could in the future, cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

     THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD HARM OUR QUARTERLY OPERATING RESULTS.

     Sales of our products and solutions are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Prospective customers generally commit significant resources to an evaluation of our product offerings and our competitors' product offerings and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level employee. We frequently experience delays following initial contact with a prospective customer and expend substantial funds and management effort pursuing these sales. Additionally, delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these or other factors, the sales cycle for our solutions is long, typically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostic solutions. For our new network infrastructure product, VIA, the sales cycle is expected to initially range from six to 18 months. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm operating results in a particular quarter, particularly if there are significant sales and marketing expenses associated with any deferred or lost sales.

     ANY DECREASE IN DEMAND FOR OUR PRODUCTS COULD SIGNIFICANTLY DECREASE OUR SALES.

     Our principal products, the GeoProbe, IT:seven and Spectra, generate substantially all of our revenues today and, together with our VIA product, are expected to continue to account for a substantial majority of our revenues for the foreseeable future. Any downturn in the demand for these products could materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for the GeoProbe, IT:seven, Spectra and VIA.

     IF THE MARKET FOR CONVERGING AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO DEVELOP OR GROWS MORE SLOWLY THAN WE ANTICIPATE, OUR OPERATING RESULTS COULD BE HARMED.

     Our future operating results are dependent in significant part on the continued viability and expansion of SS7 signaling networks, the convergence of the public switched telephone network, or PSTN, with new packet-based networks (for example, Internet protocol, or IP, and asynchronous transfer mode, or ATM) and the build out of next-generation networks. Our business, financial condition and results of operations could be materially harmed if the market for converging and next-generation network solutions fails to develop or grows more slowly than we currently anticipate.

     COMPETITION COULD REDUCE OUR MARKET SHARE, WHICH WOULD LIKELY HARM OUR BUSINESS AND OPERATING RESULTS.

     The market for signaling-based communications network solutions is relatively new, intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition for all of our solutions is expected to intensify in the future. We compete with a number of U.S. and international suppliers that vary in size, and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share. The competitive pressures we face could materially harm our business, financial condition and results of operations.

     OUR RAPID GROWTH AND EXPANSION MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     We have experienced rapid and significant growth that has placed, and may continue to place, a significant strain on our management, information systems and operations. For example, our revenues have increased from $17.5 million in 1995 to $159.0 million in 2000. The number of our employees has increased from 116 at December 31, 1995 to 640 at December 31, 2000. Our ability to effectively manage significant additional growth will require us to improve our financial, operational and management information and control systems and procedures.

     We anticipate that continued growth, if any, will require us to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for personnel is intense, and we have at times experienced difficulty in recruiting qualified personnel. We historically have filled a portion of our new personnel needs with non-U.S. citizens holding temporary work visas that allow these individuals to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy further limiting the issuance of temporary work visas could adversely affect our ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires us to incur significant start-up expenses, including recruiting fees, procurement of office space and equipment, and initial training costs; and we often experience low utilization rates with new personnel. We may be unable to successfully recruit or retain additional personnel as needed. In addition, the start-up expenses incurred in connection with the hiring of additional personnel could harm our future operating results.

     OUR BUSINESS DEPENDS ON RETAINING OUR EXISTING KEY PERSONNEL.

     Our business depends to a significant extent upon the continued service and performance of a relatively small number of key senior managers, technical personnel and sales and marketing personnel, few of whom are bound by an employment agreement. The loss of any existing key personnel, or the inability to attract, motivate and retain additional key personnel, could harm our business, financial condition and results of operations.

     WE MAY BE UNABLE TO ADAPT TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING CUSTOMER REQUIREMENTS.

     The market for our products is characterized by rapid technological advances, evolving industry and customer-specific protocol standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of communications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unmarketable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

     - enhance our network intelligence, business intelligence, diagnostic and network infrastructure solutions;

     - develop and introduce new products for the communications network management market, communications infrastructure market and other markets;

     - keep pace with evolving industry protocol standards and changing customer needs; and

     -    achieve broad market acceptance for our products.

     We cannot assure you that we will achieve these objectives.

     OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW PRODUCTS BASED ON EMERGING TECHNOLOGIES.

     We expect carrier spending for legacy networks to decrease over time, which requires that we develop solutions for networks based on emerging technologies and standards, such as IP and ATM. These emerging technologies and standards are likely to be characterized by continuing technological developments, evolving industry standards and changing customer requirements. We may not successfully develop competitive products for these emerging technologies and standards, which could harm our business, financial condition and results of operations.

     Products as complex as those currently under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Even if such potential new products are developed and introduced, we cannot assure you that they will achieve any significant degree of market acceptance. Failure to release these or any other potential new products on a timely basis, or failure of these or any other potential new products, if and when released, to achieve any significant degree of market acceptance, could materially harm our business, financial condition and results of operations.

     WE HAVE INTERNATIONAL CUSTOMERS, AND, AS A RESULT, OUR BUSINESS MAY BE HARMED BY POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN MARKETS AND THE CHALLENGES ASSOCIATED WITH OPERATING INTERNATIONALLY.

     Our international operations are subject to the risks inherent in international business activities. Revenues from customers located outside of the U.S. represented 55.8% of total revenues in 2000, 51.7% of total revenues in 1999 and 52.2% of total revenues in 1998. We believe that continued growth and profitability will require expansion of our efforts in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The risks inherent in international operations include:

     -    management of geographically dispersed operations;

     -    a longer sales cycle, especially in areas of recent expansion;

     - longer accounts receivable payment cycles, and greater difficulty in the collection of past due accounts;

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

     - foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

     -    greater difficulty in safeguarding intellectual property;

     -    import and export licensing requirements and other trade restrictions;

     - involuntary renegotiation of contracts with foreign governments and communications carriers; and

     - existence or adoption of laws and regulations affecting the pace of deregulation, taxation of our business and the general business climate for foreign companies.

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

     To date, a very high percentage of international sales have been denominated in U.S. dollars, and accordingly we have not been significantly exposed to fluctuations in non-U.S. currency exchange rates. As a result, our revenues in international markets may be harmed by a strengthening U.S. dollar. However, we expect that in future periods a greater portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to exchange rate gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

     WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN KEY COMPONENTS FROM SOLE AND LIMITED SOURCE SUPPLIERS. IF WE ARE UNABLE TO OBTAIN THESE COMPONENTS, WE COULD BE UNABLE TO SHIP OUR PRODUCTS IN A TIMELY MANNER.

     Currently, our products utilize certain semiconductors that are available from only one manufacturer and other components that are available from one or a limited number of suppliers. While alternative suppliers have been identified for a variety of key components, those alternative sources have not been qualified by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We have no long-term agreements with our suppliers and in the case of many components make our purchases with purchase orders on an "as-needed basis." Furthermore, certain components require an order lead-time of approximately nine months. Other components that currently are readily available may become difficult to obtain in the future. Our failure to order sufficient quantities of these components in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of a variety of our key components, which have resulted in delays in product deliveries. We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future.

     Accordingly, we make advance purchases of certain components in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components or changes in our business strategy that reduce our need for these components could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business.

     WE RELY ON THIRD-PARTY SUBCONTRACTORS TO MANUFACTURE AND DEVELOP OUR PRODUCTS. OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS COULD BE IMPAIRED IF THESE SUBCONTRACTORS DO NOT MEET THEIR COMMITMENTS TO US.

     We rely exclusively upon third-party subcontractors to manufacture our subassemblies and we have retained, from time to time, third-party design services in the development of application-specific integrated circuits or the layout of circuit boards. We also frequently subcontract the development of specific features and enhancements of our products. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs.

     WE RELY UPON SOFTWARE LICENSED FROM THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN THESE SOFTWARE LICENSES ON COMMERCIALLY REASONABLE TERMS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

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

     WE MAY NOT RECEIVE THE INTENDED BENEFITS OF FUTURE ACQUISITIONS, JOINT VENTURES OR OTHER BUSINESS RELATIONSHIPS.

     We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management's time and resources. Future acquisitions and strategic relationships by our company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. Further, we cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we may not receive the intended benefits of the acquisition or strategic relationship. Also, we may pursue arrangements with third parties to perform specified activities for us such as the development of products or product features. We cannot assure you that these arrangements will produce to the level of quality or in the time frame expected, which could materially and adversely harm our business.

     WE RELY ON STRATEGIC DISTRIBUTION AND MARKETING RELATIONSHIPS WITH MANUFACTURERS OF COMPLIMENTARY PRODUCTS. IF WE FAIL TO DERIVE BENEFITS FROM OUR EXISTING AND FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS LIKELY WILL SUFFER.

     We believe that the ability of our new VIA product to compete against other softswitch products depends in part on our success with distribution and marketing relationships with leading communications equipment manufacturers. These relationships are a meaningful part of our business strategy. If we cannot successfully enter and maintain these types of relationships on favorable terms, our business may suffer.

     There are various risks associated with our reliance on these relationships, including:

     - the number of different manufacturers that we may be able to support will be limited by the finite amount of our resources available to support the varying levels of customized engineering required to achieve and maintain interoperability and feature/function performance;

     - these manufacturers may not develop or deliver their products on a timely basis, or may not develop products that perform as expected or are priced competitively;

     - these manufacturers may subsequently change the design of their products in a manner that requires substantial additional development by us to keep our products compatible;

     - these manufacturers may develop a fully-integrated solution that alleviates the need for non-integrated products, including our products; and

     - some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships.

Many of these risks are outside of our control. Any of these risks could materially harm our business, financial condition and results of operations.

     WE MAY BE ACCUSED OF INFRINGING THE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION.

     The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. As the number of communications network management products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. To date, we have engaged in correspondence with third-party holders of patents as a result of two such notices. While we believe that our products do not infringe on any valid patents cited in the notices, questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. We cannot assure you that any of these patent holders, or others, will not initiate legal proceedings in the future against us, or that if any proceedings were initiated, we could be successful in defending ourselves. Any proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against us. We cannot assure you that any such royalty or license agreements could be available on terms acceptable to us, if at all.

     OUR LIMITED ABILITY OR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY MATERIALLY HARM OUR ABILITY TO COMPETE.

     Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management resources, and materially harm on our business, financial condition and results of operations. We cannot assure you that we will be successful in protecting our proprietary technology or that our proprietary rights will provide us a meaningful competitive advantage.

     WE MAY FACE POTENTIAL LIABILITY FOR PRODUCT DEFECTS.

     Products as complex as ours may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to our reputation and business. To date, we have not been materially harmed by products containing defects or errors. We attempt to include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although we have not experienced any product liability suits to date, the sale and support of our products entails the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

     OUR THREE FOUNDERS OWN APPROXIMATELY 78% OF OUR COMMON STOCK, WHICH ALLOWS THEM TO CONTROL THE MANAGEMENT AND AFFAIRS OF OUR COMPANY OR PREVENT A CHANGE OF CONTROL.

     As of December 31, 2000, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 78% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl constitute three of the six members of our board of directors and have significant influence in directing the actions taken by our board.

     OUR BUSINESS AND REPUTATION COULD SUFFER IF WE DO NOT PREVENT SECURITY BREACHES.

     We have included security features in some of our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, our products may be vulnerable to breaches in security due to unknown defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs and/or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Any security problem may require significant capital expenditures to solve and could adversely affect our reputation and product acceptance.

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

     The public markets have experienced significant volatility that has particularly affected the market prices of securities of many technology and telecommunications companies for reasons that have often been unrelated to operating results. This volatility has and may continue to adversely affect the market price of our common stock as well as our visibility and credibility in our markets.

     Additionally, in the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its common stock. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to immaterial levels of market risk. Revenues from customers located outside of the U.S. represented 55.8% of total revenues in 2000, 51.7% of total revenues in 1999 and 52.2% of total revenues in 1998. To date, a very high percentage of international revenues have been denominated in U.S. dollars, and accordingly, we have not been significantly exposed to fluctuations in currency exchange rates.

     Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". Accordingly, our future results could be materially harmed by changes in these or other factors.

     Currently, our cash is solely invested in money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS

IN DEBT AND EQUITY SECURITIES. These cash equivalents are treated as available-for-sale under SFAS No. 115. The carrying value of these cash equivalents approximates fair market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See our consolidated financial statements included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information called for by Item 10 will be included under "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information called for by Item 11 will be included under the caption "EXECUTIVE COMPENSATION" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information called for by Item 12 will be included under the caption "PRINCIPAL STOCKHOLDERS" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by Item 13 will be included under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)  (1) Consolidated Financial Statements

         Report of Independent Auditors......................................................................  F-1
         Consolidated Balance Sheets as of December 31, 2000 and 1999........................................  F-2
         Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998..............  F-3
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
            1999 and 1998....................................................................................  F-4
         Consolidated Statements of Cash Flows for the years ended December 31, 2000,
            1999 and 1998....................................................................................  F-5
         Notes to Consolidated Financial Statements..........................................................  F-6

         Report of Independent Auditors......................................................................  S-1
         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000,
           1999 and 1998.....................................................................................  S-2


     (2) Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

     (3) Exhibits

         The following Exhibits are incorporated in this Annual Report by reference or are filed with this report as indicated below. The exhibits filed with this report have been included only with the copy filed with the Securities and Exchange Commission. Copies of exhibits will be furnished, upon request, subject to payment of a reasonable fee to reimburse us for our reproduction costs.

                   EXHIBIT
                    NUMBER                                     DESCRIPTION
                   -------                                     -----------

                     3.1   Certificate of Incorporation (1)
                     3.2   Amended and Restated Bylaws (1)
                     4.1   Specimen Common Stock certificate (1)
                     4.2   See Exhibits 3.1 and 3.2 for provisions of the
                           Certificate of Incorporation and Bylaws of the
                           registrant defining the rights of holders of common
                           stock
                    10.1   Loan Agreement dated as of June 26, 1997 by and between NationsBank of Texas, N.A. and the registrant (1)
                    10.2   Renewal, Extension and First Amendment to Loan Agreement entered into to be effective as of June 15, 1998 between the registrant and NationsBank of Texas, N.A. (1)
                    10.3   Assumption and Modification Agreement, dated effective as of July 16, 1998, between the registrant and NationsBank of Texas, N.A. (1)
                    10.4   Renewal, Extension and Second Amendment to Loan Agreement entered into to be effective as of June 15, 2000 between the registrant and Bank of America, N.A., f/k/a
                           NationsBank, N.A. (2)
                    10.5   Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1), (7)
                    10.6   Form of Indemnification Agreement between the registrant and each of its directors and executive officers (1)
                    10.7   Form of Registration Rights Agreement, dated as of July 17, 1998 by and among the registrant, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl (1)
                    10.8   Executive Employment Agreement, dated August 30, 1999, between the registrant and Luis
                           Pajares (3) (7)
                    10.9   Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)
                    10.10  Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)
                    10.11  Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)
                    10.12  Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)
                    21.1   Subsidiaries of the registrant (6)
                    23.1   Consent of Ernst & Young LLP (6)
                    24.1   Power of Attorney, pursuant to which amendments to
                           this report may be filed, is included on the
                           signature page contained in Part IV hereof

                ---------
                      (1)  Previously filed as an exhibit to the registrant's Registration Statement on Form S-1
                           (Reg. No. 333-59753) and incorporated herein by reference.
                      (2)  Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
                      (3)  Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
                      (4)  Previously filed as an exhibit to the registrant's Registration Statement on Form S-8
                           (Reg. No. 333-83285) and incorporated herein by reference.
                      (5)  Previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
                      (6)  Filed herewith.
                      (7)  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.


(b)      Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET TECHNOLOGIES, INC.



         Date: March 23, 2001      By: /s/ Elie S. Akilian
                                       -----------------------------------------
                                           Elie S. Akilian
                                           President, Chief Executive Officer
                                              and Director
                                           (Principal executive officer)

                                 POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and constitutes Mark H. Kleinman and Jeffrey A. Kupp, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 23, 2001    By: /s/ Samuel S. Simonian
                                      ------------------------------------------
                                          Samuel S. Simonian
                                          Chairman of the Board


         Date:  March 23, 2001    By: /s/ Elie S. Akilian
                                      ------------------------------------------
                                          Elie S. Akilian
                                          President, Chief Executive Officer
                                            and Director
                                          (Principal executive officer)


         Date: March 23, 2001     By: /s/ William H. Mina
                                      ------------------------------------------
                                          William H. Mina
                                          Senior Vice President,
                                          Administration and Legal Affairs
                                          and Director

   Date: March 23, 2001     By: /s/ Jeffrey A. Kupp
                                ------------------------------------------
                                    Jeffrey A. Kupp
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)

   Date: March 23, 2001     By: /s/ Mark A. Weinzierl
                                ------------------------------------------
                                    Mark A. Weinzierl
                                    Director


   Date: March 23, 2001     By: /s/ James R. Adams
                                ------------------------------------------
                                    James R. Adams
                                    Director


   Date: March 23, 2001     By: /s/ Grant A. Dove
                                ------------------------------------------
                                    Grant A. Dove
                                    Director

                      REPORT OF INDEPENDENT AUDITORS




Board of Directors
Inet Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Inet Technologies, Inc., or the Company, as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inet Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                               ERNST & YOUNG LLP


Dallas, Texas
January 22, 2001

                                          INET TECHNOLOGIES, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                 ASSETS



                                                                                    DECEMBER 31,
                                                                                ---------------------
                                                                                  2000         1999
                                                                                ---------   ---------
                                                                          (In thousands, except share data)
Current assets:
  Cash and cash equivalents..........................................           $ 131,419   $ 127,903
  Trade accounts receivable, net of allowance for doubtful accounts
     of $1,065 at December 31, 2000 and $939 at December 31, 1999....              47,634      20,781
  Unbilled receivables...............................................               1,925       2,196
  Income taxes receivable............................................              12,179          --
  Inventories........................................................               9,381       5,893
  Deferred income taxes..............................................               1,667       2,318
  Other current assets...............................................               3,254       1,312
                                                                                ---------   ---------
          Total current assets.......................................             207,459     160,403
Property and equipment, net..........................................              18,408       9,324
Deferred income taxes................................................                  --           6
Other assets.........................................................                 340         184
                                                                                ---------   ---------
          Total assets...............................................           $ 226,207   $ 169,917
                                                                                =========   =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................           $   4,629   $   2,599
  Accrued compensation and benefits..................................               7,885       5,252
  Deferred revenues..................................................              22,744      26,432
  Taxes payable......................................................                  --         213
  Other accrued liabilities..........................................               5,040       1,998
                                                                                ---------   ---------
          Total current liabilities..................................              40,298      36,494
Deferred tax liabilities.............................................                 489          --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares -- 25,000,000
     Issued shares -- None...........................................                  --          --
  Common stock, $.001 par value:
     Authorized shares -- 175,000,000
     Issued shares -- 46,319,633 at December 31, 2000 and
       45,312,759 at December 31, 1999...............................                  46          45
  Additional paid-in capital.........................................              69,935      57,693
  Unearned compensation..............................................                  --        (233)
  Retained earnings..................................................             115,439      75,918
                                                                                ---------   ---------
          Total stockholders' equity.................................             185,420     133,423
                                                                                ---------   ---------
          Total liabilities and stockholders' equity.................           $ 226,207   $ 169,917
                                                                                =========   =========


                    See accompanying notes to consolidated financial statements.

                                    INET TECHNOLOGIES, INC.
                               CONSOLIDATED STATEMENTS OF INCOME



                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             2000           1999          1998
                                                           --------       --------       -------
                                                                    (In thousands,
                                                                 except per share data)
Revenues:
  Product and license fees........................         $140,562       $ 99,615       $71,137
  Services........................................           18,445         10,368         6,291
                                                           --------       --------       -------
       Total revenues.............................          159,007        109,983        77,428

Cost of revenues:
  Product and license fees........................           32,643         24,748        18,724
  Services........................................            8,565          7,007         3,680
                                                           --------       --------       -------
       Total cost of revenues.....................           41,208         31,755        22,404
                                                           --------       --------       -------

           Gross profit...........................          117,799         78,228        55,024
Operating expenses:
  Research and development........................           33,951         21,793        15,667
  Sales and marketing.............................           20,270         12,646         8,612
  General and administrative......................           12,340          9,037         6,592
                                                           --------       --------       -------
                                                             66,561         43,476        30,871
                                                           --------       --------       -------
          Income from operations..................           51,238         34,752        24,153
Other income (expense):
  Gain (loss) on sale of assets...................               (6)         5,924            (7)
  Interest income.................................            8,224          3,991           833
  Other income (expense)..........................              (34)            (4)            1
                                                           --------       --------       -------
                                                              8,184          9,911           827
                                                           --------       --------       -------
          Income before provision for income
            taxes.................................           59,422         44,663        24,980
Provision for income taxes........................           19,901         14,962         7,895
                                                           --------       --------       -------
          Net income..............................         $ 39,521       $ 29,701       $17,085
                                                           ========       ========       =======

Earnings per common share:
          Basic...................................         $   0.86       $   0.68       $  0.42
                                                           ========       ========       =======
          Diluted.................................         $   0.84       $   0.66       $  0.40
                                                           ========       ========       =======

Weighted-average shares outstanding:
          Basic...................................           46,126         43,449        40,879
                                                           ========       ========       =======
          Diluted.................................           46,885         45,037        42,452
                                                           ========       ========       =======


                    See accompanying notes to consolidated financial statements.


                                              INET TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK     ADDITIONAL                               TREASURY STOCK       TOTAL
                                     -------------------   PAID-IN      UNEARNED     RETAINED    -----------------   STOCKHOLDERS'
                                       SHARES     AMOUNT   CAPITAL    COMPENSATION   EARNINGS    SHARES     AMOUNT      EQUITY
                                     ----------   ------  ----------  ------------   --------    -------    ------  -------------
                                                                       (In thousands, except share data)
Balance at December 31, 1997.......  40,900,422    $ 41     $   430      $    --     $ 29,132     38,842    $ (217)   $ 29,386
  Issuance of common stock.........      19,000      --         106           --           --         --        --         106
  Issuance of common stock under
    stock option plan..............      15,000      --           9           --           --         --        --           9
  Net income.......................          --      --          --           --       17,085         --        --      17,085
  Stock option compensation........          --      --         691         (464)          --         --        --         227
                                     ----------   ------  ----------  ------------   --------    -------    ------  -------------
Balance at December 31, 1998.......  40,934,422      41       1,236         (464)      46,217     38,842      (217)     46,813
  Issuance of common stock for
    cash in initial public
    offering, net..................   3,802,637       4      55,478           --           --    (38,842)      217      55,699
  Issuance of common stock under
    stock option plan..............     575,700      --         426           --           --         --        --         426
  Net income.......................          --      --          --           --       29,701         --        --      29,701
  Stock option compensation........          --      --         553          231           --         --        --         784
                                     ----------   ------  ----------  ------------   --------    -------    ------  -------------
Balance at December 31, 1999.......  45,312,759      45      57,693         (233)      75,918         --        --     133,423
 Issuance of common stock under
    stock option and stock
    purchase plans, including tax
    benefit of $8,437..............   1,006,874       1      12,242           --           --         --        --      12,243
  Net income.......................          --      --          --           --       39,521         --        --      39,521
  Stock option compensation........          --      --          --          233           --         --        --         233
                                     ----------   ------  ----------  ------------   --------    -------    ------  -------------
Balance at December 31, 2000.......  46,319,633    $ 46     $69,935      $    --     $115,439         --    $   --    $185,420
                                     ==========   ======  ==========  ============   ========    =======    ======  =============

                    See accompanying notes to consolidated financial statements.

                                              INET TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    ---------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................ $  39,521    $  29,701    $  17,085
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation............................................     5,073        3,955        2,752
  (Gain) loss on sale or disposal of assets...............         6       (5,924)           7
  Deferred income taxes...................................     1,146          233       (3,427)
  Issuance of common stock and stock options
    charged to expense....................................       233          231          333
  Change in assets and liabilities:
     (Increase) decrease in trade accounts receivable.....   (26,853)       1,119       (6,241)
     (Increase) decrease in unbilled receivables..........       271         (594)       4,203
     (Increase) decrease in inventories...................    (3,488)       1,669         (629)
     Increase in income taxes receivable..................    (3,742)          --           --
     (Increase) decrease in other assets..................    (2,098)        (139)         245
     Increase in accounts payable.........................     2,030          741          529
     Increase (decrease) in taxes payable.................      (213)        (665)         618
     Increase (decrease) in accrued compensation and
       benefits...........................................     2,633        3,093          (78)
     Increase (decrease) in deferred revenues.............    (3,688)      13,359        8,912
     Increase in other accrued liabilities................     3,042        1,282          201
                                                           ---------    ---------    ---------
Net cash provided by operating activities.................    13,873       48,061       24,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.......................   (14,163)      (5,197)      (5,991)
Proceeds from sale of assets..............................        --        7,000           --
                                                           ---------    ---------    ---------
Net cash provided by (used in) investing activities.......   (14,163)       1,803       (5,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial
   public offering, net...................................        --       55,699           --
Proceeds from issuance of common stock upon exercise
   of stock options and purchases under employee
   stock purchase plan....................................     3,806          426            9
                                                           ---------    ---------    ---------
Net cash provided by financing activities.................     3,806       56,125            9
                                                           ---------    ---------    ---------
Net increase in cash and cash equivalents.................     3,516      105,989       18,528
Cash and cash equivalents at beginning of period..........   127,903       21,914        3,386
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period................ $ 131,419    $ 127,903    $  21,914
                                                           =========    =========    =========
SUPPLEMENTAL DISCLOSURES:
   Interest paid.......................................... $      --    $      --    $      --
                                                           =========    =========    =========
   Income taxes paid...................................... $  22,672    $  15,329    $   9,263
                                                           =========    =========    =========

     See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     We are a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services. These communications sessions include phone calls, dial-up Internet access and other service transactions or sessions. Our solutions also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We provide these comprehensive offerings through our network intelligence, business intelligence, diagnostics and network infrastructure solutions.

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

INVENTORIES

     Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories consist of the following (in thousands):

                                                         DECEMBER 31,
                                                     -------------------
                                                      2000         1999
                                                     ------       ------
                Raw materials....................    $4,183       $1,791
                Work-in-process..................       241          241
                Finished goods...................     4,957        3,861
                                                     ------       ------
                                                     $9,381       $5,893
                                                     ======       ======


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over their estimated useful lives, as follows:

                Computers and other equipment...........   3-5 Years
                Software................................   3 Years
                Office furniture and fixtures...........   7 Years



                Leasehold improvements..................   Term of lease

RESEARCH AND DEVELOPMENT EXPENDITURES

     Software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of our products and their general release have substantially coincided or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and we have not capitalized any software development costs. Research and development expenditures are charged to expense in the period incurred.

REVENUE RECOGNITION

     Effective January 1, 2000, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, `SOFTWARE REVENUE RECOGNITION' WITH RESPECT TO CERTAIN TRANSACTIONS, which did not require a significant change to our revenue recognition policies. In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which was effective in the fourth quarter of this fiscal year. The adoption of SAB 101 did not materially affect our revenue recognition policies.

     We derive revenues primarily from the sale of products and software license fees as well as services, which include product installation, product integration, training and product support services.

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

     Deferred revenues represent amounts billed to customers, but not yet recognized as revenue. Unbilled receivables represent amounts recognized as revenue, but not yet billed to customers.

STOCK OPTIONS

     We have elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, or APB 25, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Effective July 1, 2000, we adopted Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, or FIN 44, an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on our results of operations for the year ended December 31, 2000.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We sell products and services to customers associated with the communications industry, both within the United States and internationally. We continually evaluate the creditworthiness of our customers' financial condition and generally do not require collateral. We have not experienced significant losses on uncollectible accounts. All cash equivalents are maintained with nationally recognized financial institutions.

RISKS AND UNCERTAINTIES

     Our future results of operations and financial condition could be impacted by the following factors, among others: dependence on the communications industry, general economic conditions, market growth for converging and next-generation network solutions, lengthy sales cycle, delays in product implementation, product concentration, competition, dependence on key personnel, ability to manage rapid growth, rapid technological change and dependence on new products, international operations, potential acquisitions, potential joint ventures, strategic relationships with other product manufacturers, proprietary rights and product liability.

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

EARNINGS PER SHARE

     Basic earnings per common share data is computed using the weighted-average number of common shares outstanding for the relevant period. Diluted earnings per common share data is computed using the weighted-average number of common shares outstanding plus common share equivalents represented by stock options and purchase rights, if such stock options and purchase rights have a dilutive effect in the aggregate.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             2000        1999         1998
                                                           --------    --------     --------
           Numerator:
             Net income for basic and diluted
               earnings per share.....................     $ 39,521    $ 29,701     $ 17,085
                                                           ========    ========     ========
           Denominator:
             Denominator for basic earnings per
               share - weighted-average shares........       46,126      43,449       40,879
             Effect of dilutive securities:
             Employee stock options and purchase
               rights.................................          759       1,588        1,573
                                                           --------    --------     --------
             Potentially dilutive common shares.......          759       1,588        1,573
                                                           --------    --------     --------
             Denominator for diluted earnings
               per share - adjusted
               weighted-average shares................       46,885      45,037       42,452
                                                           ========    ========     ========
           Basic earnings per common share............     $   0.86    $   0.68     $   0.42
                                                           ========    ========     ========
           Diluted earnings per common share..........     $   0.84    $   0.66     $   0.40
                                                           ========    ========     ========


DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value on the balance sheet, and that the corresponding gains or losses be included in comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 was effective for us on January 1, 2001. The adoption of SFAS 133 did not have a material effect on our financial position and results of operations.

2. RELATED PARTY TRANSACTIONS

     Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us for which it is paid a monthly fee per dedicated full time programmer plus reimbursement of reasonable business expenses. In 2000, the expense associated with these services was approximately $1.1 million.

     In September 1999, we sold our wireless data assets to Nextcell, Inc., an entity controlled by a related party, for a total purchase price of $7.0 million, resulting in a pre-tax gain of $5.9 million. A special committee of our independent directors approved the transaction. We recognized $553,000 of compensation expense related to the accelerated vesting of certain stock options for employees affected by the sale.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                          ------------------
                                                                           2000       1999
                                                                          -------    -------
         Computer and other equipment..................................   $20,788    $13,236
         Software......................................................     4,204      3,297
         Office furniture, fixtures, and leasehold improvements........     6,512      2,299
                                                                          -------    -------
                                                                           31,504     18,832
         Less accumulated depreciation and amortization................    13,096      9,508
                                                                          -------    -------
                                                                          $18,408    $ 9,324
                                                                          =======    =======


4. CREDIT FACILITY

     We have a credit facility with a bank providing for borrowings of up to $10.0 million. This credit facility will expire on June 15, 2001. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. At our option, borrowings under this facility bear interest at either (i) the bank's prime rate less up to 0.50% or (ii) the London interbank offered rate, or LIBOR, as adjusted to meet specified Federal Reserve requirements with respect to Eurocurrency liabilities, plus up to 1.50%. This facility is collateralized by our accounts receivable, inventories and property and equipment. The credit facility includes covenants requiring us to maintain certain financial ratios and restricts the payment of cash dividends without the bank's consent. At December 31, 2000, no amounts were outstanding under the credit facility, and the amount available to us, after considering outstanding letters of credit, was $9.8 million.

5. INCOME TAXES

     Components of the provision for income taxes were as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            -------      -------      -------
               Current federal provision................    $17,403      $13,731      $10,630
               Current state provision..................      1,186          654          645
               Deferred federal expense (benefit).......        854          118       (2,830)
               Current foreign provision................        166          344           47
               Deferred state expense (benefit).........        292          115         (597)
                                                            -------      -------      -------
                    Total income tax provision..........    $19,901      $14,962      $ 7,895
                                                            =======      =======       ======

     The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):



                                                                             YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        2000         1999          1998
                                                                      -------      -------        ------
        Provision computed at federal statutory rate........          $20,798      $15,632        $8,743
        Research and development tax credits................           (1,119)        (836)         (342)
        Foreign sales corporation income exemption..........           (1,521)        (783)         (687)
        State income taxes, net of federal tax effect.......              961          639            31
        Other...............................................              782          310           150
                                                                      -------      -------        ------
                                                                      $19,901      $14,962        $7,895
                                                                      =======      =======        ======


     The significant components of our deferred tax assets and liabilities were as follows (in thousands):



                                                                                    DECEMBER 31,
                                                                               --------------------
                                                                                 2000         1999
                                                                               -------       ------
             Deferred tax assets:
               Deferred revenues.....................................          $     -       $  837
               Reserves and other accrued expenses not currently
                  deductible for tax purposes........................            1,097          986
               Research and development tax credit carryover.........            1,257          418
               Other.................................................                -          259
                                                                               -------       ------
                       Total deferred tax assets.....................            2,354        2,500
                                                                               -------       ------
             Deferred tax liabilities:
               Deferred revenues.....................................             (351)           -
               Depreciation..........................................             (489)        (176)
               Other.................................................             (336)           -
                                                                               -------       ------
                       Total deferred tax liabilities................           (1,176)        (176)
                                                                               -------       ------
             Deferred income tax assets, net of deferred income tax
                liabilities..........................................          $ 1,178       $2,324
                                                                               =======       ======


6. OPERATING LEASES

     We lease our corporate office facility as well as certain equipment under noncancelable operating lease agreements. Rental expense for these operating leases was $3.9 million in 2000, $1.9 million in 1999 and $1.4 million in 1998.

     At December 31, 2000, future minimum lease payments under noncancelable operating leases were as follows (in thousands):



                                               AMOUNTS
                                               -------
                                2001.........  $ 5,569
                                2002.........    5,529
                                2003.........    5,503
                                2004.........    5,503
                                thereafter...   31,486
                                               -------
                                               $53,590
                                               =======


7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Our Board of Directors has the authority to issue up to 25,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

     Our 1998 Stock Option/Stock Issuance Plan, or the 1998 Plan, is our successor equity incentive program to our 1995 Employee Stock Option Plan, or the 1995 Plan. The 1998 Plan became effective on July 23, 1998 upon adoption by our Board of Directors and was subsequently approved by our stockholders on July 23, 1998. At December 31, 2000, common stock authorized for issuance under the 1998 Plan was 7,203,127 shares. The share reserve automatically increases on the first trading day of January each calendar year, by a number of shares equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. No such annual increase can exceed 500,000 shares. In no event may any one participant in the 1998 Plan receive option grants or direct stock issuances for more than 1,000,000 shares in the aggregate in a calendar year. During the year ended December 31, 2000, all stock options granted were under the 1998 Plan.

     The 1998 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in our employ or service (including officers, non-employee directors and consultants) may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price determined by the plan administrator, which is generally the fair market value of those shares on the grant date, (ii) the Stock Issuance Program, under which such individuals may, in the plan administrator's discretion, be issued shares of common stock directly, through the purchase of such shares at a price determined by the plan administrator or as a bonus tied to the performance of services and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date. Generally, options granted under the Discretionary Option Grant Program become exercisable ratably over a period of four years and expire ten years from the date of grant. Options granted under the Automatic Option Grant Program are immediately exercisable, vest ratably over a period of one or three years, and expire ten years from the date of grant.

     Our 1995 Plan provided for incentive options and nonqualified options that were granted to our key employees, officers and directors. Options were granted generally at prices not less than the fair value of our common stock as determined by the Stock Option Committee of our Board of Directors, or the Committee, at the dates of grant. Options granted under the 1995 Plan vest at rates established by the Committee and expire ten years after the date of grant.

     Outstanding options under the 1995 Plan have been incorporated into the 1998 Plan, and no further option grants will be made under the 1995 Plan. The incorporated options will continue to be governed by their existing terms, unless the plan administrator elects to extend one or more features of the 1998 Plan to those options. However, except as otherwise noted above, the outstanding options under the 1995 Plan contain substantially the same terms and conditions summarized above for the Discretionary Option Grant Program in effect under the 1998 Plan.

     Options granted in the first quarter of 1998 at $4.20 per share had a fair market value of $5.57 per share, which resulted in a total of $692,000 of compensation expense, which was recognized ratably over the vesting period of three years beginning in the first quarter of 1998. We recorded compensation expense of $233,000 in 2000, $231,000 in 1999 and $228,000 in 1998.

     Stock option transactions for the years ended December 31, 2000, 1999 and 1998, are summarized as follows:



                                                                YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                 2000                     1999                    1998
                                       ------------------------ ------------------------ -------------------------
                                                      WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                       AVERAGE                  AVERAGE                   AVERAGE
                                        NUMBER OF     EXERCISE   NUMBER OF     EXERCISE   NUMBER OF     EXERCISE
                                         OPTIONS        PRICE     OPTIONS        PRICE     OPTIONS        PRICE
                                       ----------     --------- ----------     --------- ----------     ----------
      Outstanding at beginning of
        period:....................     1,841,950       $8.82    1,947,000       $1.67    1,531,750       $0.80
      Granted......................     1,791,900       39.23      489,250       27.88      506,000        4.20
      Exercised....................      (835,150)       1.62     (575,700)       0.74      (15,000)       0.60
      Forfeited....................      (227,200)      29.12      (18,600)      11.73      (75,750)       1.16
                                       ----------               ----------               ----------
      Outstanding at end of
        period.....................     2,571,500       30.56    1,841,950        8.82    1,947,000        1.67
                                       ==========               ==========               ==========
      Weighted-average fair value
        of options granted during
        the period.................    $    26.99               $    17.21               $     2.12
                                       ==========               ==========               ==========


     At December 31, 2000, 235,463 shares were exercisable at a weighted-average exercise price of $19.96 and 3,205,777 shares were available for future grants to employees under the 1998 Plan.

     Information related to options outstanding at December 31, 2000, is summarized below:



                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               -----------------------------------------------------    ---------------------------------
                                                WEIGHTED-AVERAGE
                                 NUMBER OF          REMAINING      WEIGHTED-AVERAGE      NUMBER OF      WEIGHTED-AVERAGE
 EXERCISE PRICES                  OPTIONS       CONTRACTUAL LIFE    EXERCISE PRICE        OPTIONS        EXERCISE PRICE
-----------------              ------------    -----------------  ------------------    -----------    ------------------
$ 0.60 - $16.00.......            588,550               6.96             $ 5.54           102,438            $ 3.56
$18.06 - $40.13.......          1,395,825               9.49              32.89           106,650             29.12
$40.13 - $67.00.......            587,125               9.31              50.09            26,375             46.66


     Our Employee Stock Purchase Plan, or the Purchase Plan, was adopted by our Board of Directors and approved by our stockholders on July 23, 1998. The Purchase Plan provides for the issuance of up to 750,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of our common stock on every January 31st and July 31st. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or the fair market value of the common stock on the specified purchase date. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months, except the initial offering period which will have a duration of 26 months. The initial offering period began on June 1, 1999 and will end on the last business day of July 2001. The next offering period will commence on the first business day in August 2001, and subsequent offering periods will commence as designated by the plan administrator. At December 31, 2000, 171,724 shares had been issued under the Purchase Plan.

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, or SFAS 123, requires the disclosure of pro forma net income and earnings per share information computed as if we had accounted for our employee stock options granted subsequent to December 31, 1994 and the Purchase Plan, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.16% for 2000, 5.74% for 1999, and 5.66% for 1998; a dividend yield of 0% for 2000, 1999 and 1998; and volatility factors of 1.01 for 2000,
1.08 for 1999, and 0 for 1998. In addition, the fair value of these options was estimated based on an expected life of 1.2 years from the vesting date for 2000 and one-half year from the vesting date for 1999 and 1998 using the multiple option method. The fair value for the purchase rights under the Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 6.04% in 2000 and 5.81% in 1999; a dividend yield of 0% in 2000 and 1999; and volatility factors of 1.05 in 2000 and 1.08 in 1999. In addition, the fair value of these purchase rights was estimated based on an expected life of 0.60 years for 2000 and 0.67 years for 1999.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and purchase rights. In addition, because options vest over several years and additional option grants and purchase rights are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

     For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights is amortized to expense over the options' vesting period or purchase rights' purchase period. Our pro forma information follows (in thousands, except for per share information):



                                                                        YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                    2000          1999          1998
                                                                  -------       -------       -------
        Pro forma net income................................      $24,312       $26,756       $16,679
        Pro forma basic earnings per common share...........        $0.53         $0.62         $0.41
        Pro forma diluted earnings per common share.........        $0.52         $0.59         $0.39


8. SEGMENT INFORMATION

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



                                                                     YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                2000         1999         1998
                                                               ------       ------       -------
              United States............................         44.2%        48.3%         47.8%
              Export:
                Asia/Pacific...........................          6.4          7.0           7.5





                Europe, Middle East and Africa.........         44.9         39.9          37.9
                Other..................................          4.5          4.8           6.8
                                                               -----        -----         -----
                        Total export revenues                   55.8         51.7          52.2
                                                               -----        -----         -----
                                                               100.0%       100.0%        100.0%
                                                               =====        =====         =====


     We have no significant long-lived assets deployed outside of the United States.

     In 2000, revenues from British Telecom and Worldcom each accounted for approximately 13% of total revenues. No individual customer accounted for 10% or more of total revenues in 1999 or 1998. Sales to customers in the United States accounted for more than 10% of total revenues in 2000, 1999 and 1998. Sales to customers in the United Kingdom accounted for more than 10% of total revenues during 2000. No other individual country accounted for 10% or more of total revenues in 2000, 1999 or 1998.

9. EMPLOYEE BENEFIT PROGRAM

     We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code, or the Code. The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. We may make contributions to the plan at the discretion of our Board of Directors. We accrued discretionary contributions to the plan totaling $2.0 million in 2000, $1.6 million in 1999 and $1.2 million in 1998.

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table contains selected financial information from unaudited consolidated statements of income for each quarter of 2000 and 1999.



                                                                      QUARTER ENDED
                                    ----------------------------------------------------------------------------------
                                                     2000                                       1999
                                    ---------------------------------------    ---------------------------------------
                                    DEC. 31   SEPT. 30   JUNE 30    MAR. 31    DEC. 31   SEPT. 30    JUNE 30   MAR. 31
                                    -------   --------   -------    -------    -------   --------    -------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................  $47,793    $41,425   $36,828    $32,961    $31,958    $29,010    $25,776   $23,239
Gross profit......................   34,422     30,979    27,196     25,202     23,321     20,656     18,137    16,114
Net income (2)....................   11,142     10,139     9,550      8,690      8,880     10,974      5,493     4,354
Basic earnings per share (1)(2)...    $0.24      $0.22     $0.21      $0.19      $0.20      $0.24      $0.13     $0.11
Diluted earnings per share (1))2).    $0.24      $0.22     $0.20      $0.19      $0.19      $0.24      $0.12     $0.10
Shares used in computing basic
earnings per share................   46,310     46,205    46,090     45,895     45,297     45,146     42,389    40,896
Shares used in computing
diluted earnings per share........   46,927     46,864    46,833     46,823     46,800     46,589     44,126    42,638


(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share information may not equal the annual earnings per common share due to rounding differences.

(2) For the quarter ended September 30, 1999, net income and basic and diluted earnings per share are affected by the one-time pre-tax gain of $5.9 million from the sale of our wireless data assets.

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors
Inet Technologies, Inc.


We have audited the consolidated financial statements of Inet Technologies, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 22, 2001. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG LLP



Dallas, Texas
January 22, 2001

                                             INET TECHNOLOGIES, INC.
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 2000, 1999 and 1998
                                                  (In thousands)



                                                                         ADDITIONS
                                                         BALANCE AT     CHARGED TO
                                                        BEGINNING OF     COSTS AND                        BALANCE AT
                                                            YEAR         EXPENSES       DEDUCTIONS (1)   END OF YEAR
                                                        ------------    ----------      --------------   -----------
Year ended December 31, 2000:
Deducted from asset accounts--
  Allowance for doubtful accounts..............             $939           $133            $  (7)          $1,065
                                                            ====           ====            ======          ======

Year ended December 31, 1999:
Deducted from asset accounts--
  Allowance for doubtful accounts..............             $659           $245            $  35           $  939
                                                            ====           ====            ======          ======

Year ended December 31, 1998:
Deducted from asset accounts--
  Allowance for doubtful accounts..............             $500           $392            $(233)          $  659
                                                            ====           ====            ======          ======


(1)  Activity includes uncollectible accounts written off, net of recoveries.

                               INET TECHNOLOGIES, INC.
                                  INDEX TO EXHIBITS


                   EXHIBIT
                    NUMBER                                     DESCRIPTION
                   -------                                     -----------

                     3.1   Certificate of Incorporation (1)
                     3.2   Amended and Restated Bylaws (1)
                     4.1   Specimen Common Stock certificate (1)
                     4.2   See Exhibits 3.1 and 3.2 for provisions of the
                           Certificate of Incorporation and Bylaws of the
                           registrant defining the rights of holders of common
                           stock
                    10.1   Loan Agreement dated as of June 26, 1997 by and between NationsBank of Texas, N.A. and the registrant (1)
                    10.2   Renewal, Extension and First Amendment to Loan Agreement entered into to be effective as of June 15, 1998 between the registrant and NationsBank of Texas, N.A. (1)
                    10.3   Assumption and Modification Agreement, dated effective as of July 16, 1998, between the registrant and NationsBank of Texas, N.A. (1)
                    10.4   Renewal, Extension and Second Amendment to Loan Agreement entered into to be effective as of June 15, 2000 between the registrant and Bank of America, N.A., f/k/a
                           NationsBank, N.A. (2)
                    10.5   Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1), (7)
                    10.6   Form of Indemnification Agreement between the registrant and each of its directors and executive officers (1)
                    10.7   Form of Registration Rights Agreement, dated as of July 17, 1998 by and among the registrant, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl (1)
                    10.8   Executive Employment Agreement, dated August 30, 1999, between the registrant and Luis
                           Pajares (3) (7)
                    10.9   Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)
                    10.10  Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)
                    10.11  Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)
                    10.12  Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)
                    21.1   Subsidiaries of the registrant (6)
                    23.1   Consent of Ernst & Young LLP (6)
                    24.1   Power of Attorney, pursuant to which amendments to
                           this report may be filed, is included on the
                           signature page contained in Part IV hereof

                ---------
                      (1)  Previously filed as an exhibit to the registrant's Registration Statement on Form S-1
                           (Reg. No. 333-59753) and incorporated herein by reference.
                      (2)  Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
                      (3)  Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
                      (4)  Previously filed as an exhibit to the registrant's Registration Statement on Form S-8
                           (Reg. No. 333-83285) and incorporated herein by reference.
                      (5)  Previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
                      (6)  Filed herewith.
                      (7)  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.
