Form 10-Q
period 2001-03-31
INET TECHNOLOGIES INC
filed 2001-05-01
CIK 1065351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No __

Number of shares of common stock outstanding at April 27, 2001: 46,589,005

                         INET TECHNOLOGIES, INC.

                                INDEX



                                                                                                  PAGE NO.
                                                                                                  --------
Part I - Financial Information (Unaudited)
         Item 1. Financial Statements

                 Consolidated Balance Sheets ...................................................       3

                 Consolidated Statements of Income .............................................       4

                 Consolidated Statement of Stockholders' Equity.................................       5

                 Consolidated Statements of Cash Flows..........................................       6

                 Notes to Consolidated Financial Statements ....................................       7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .........................................................      10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................      24

Part II - Other Information

         Item 2. Changes in Securities and Use of Proceeds .....................................      24

         Item 6. Exhibits and Reports on Form 8-K...............................................      24

Signatures        ...............................................................................     24

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                                    MARCH 31,        DECEMBER 31,
                                                                                                        2001             2000
                                                                                                -----------------    ------------
                                                                                                           (In thousands,
                                                                                                         except share data)
    Current assets:
      Cash and cash equivalents.............................................................      $    149,196        $   131,419
      Trade accounts receivable, net of allowance for doubtful accounts of $1,065 at
        March 31, 2001 and December 31, 2000................................................            24,675             47,634
      Unbilled receivables..................................................................             2,623              1,925
      Income taxes receivable...............................................................             2,956             12,179
      Inventories...........................................................................            12,508              9,381
      Deferred income taxes.................................................................             1,867              1,667
      Other current assets..................................................................             6,161              3,254
                                                                                                  ------------        -----------
              Total current assets..........................................................           199,986            207,459
    Property and equipment, net.............................................................            20,321             18,408
    Other assets............................................................................               286                340
                                                                                                  ------------        -----------
              Total assets..................................................................      $    220,593        $   226,207
                                                                                                  ============        ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable......................................................................      $      5,287        $     4,629
      Accrued compensation and benefits.....................................................             2,636              7,885
      Deferred revenues.....................................................................            20,690             22,744
      Other accrued liabilities.............................................................             4,184              5,040
                                                                                                  ------------        -----------
              Total current liabilities.....................................................            32,797             40,298
    Deferred tax liability..................................................................               406                489
    Commitments and contingencies
    Stockholders' equity:
      Preferred stock, $.001 par value:
         Authorized shares -- 25,000,000
         Issued shares -- None..............................................................                --                 --
      Common stock, $.001 par value:
         Authorized shares -- 175,000,000
         Issued shares -- 46,578,505 at March 31, 2001
           and 46,319,633 at December 31, 2000..............................................                47                 46
      Additional paid-in capital............................................................            71,879             69,935
      Retained earnings.....................................................................           115,464            115,439
                                                                                                  ------------        -----------
              Total stockholders' equity....................................................           187,390            185,420
                                                                                                  ------------        -----------
              Total liabilities and stockholders' equity....................................      $    220,593        $   226,207
                                                                                                  ============        ===========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    2001         2000
                                                                  --------     ---------
                                                                  (In thousands, except
                                                                      per share data)
Revenues:
       Product and license fees ..............................    $ 26,011     $ 29,897
       Services ..............................................       5,433        3,064
                                                                  --------     --------
            Total revenues ...................................      31,444       32,961

     Cost of revenues:
       Product and license fees ..............................      10,017        6,014
       Services ..............................................       2,606        1,745
                                                                  --------     --------
            Total cost of revenues ...........................      12,623        7,759
                                                                  --------     --------

                Gross profit .................................      18,821       25,202
     Operating costs and expenses:
       Research and development ..............................      11,706        7,103
       Sales and marketing ...................................       5,739        4,231
       General and administrative ............................       2,736        2,459
       Restructuring .........................................         526           --
                                                                  --------     --------
                                                                    20,707       13,793
                                                                  --------     --------
               Income (loss) from operations .................      (1,886)      11,409
     Other income (expense):
       Interest income .......................................       1,966        1,772
       Other expense .........................................         (42)         (14)
                                                                  --------     --------
                                                                     1,924        1,758
                                                                  --------     --------
     Income before provision for income taxes ................          38       13,167
     Provision for income taxes ..............................          13        4,477
                                                                  --------     --------
     Net income ..............................................    $     25     $  8,690
                                                                  ========     ========

     Earnings per common share:
               Basic .........................................    $   0.00     $   0.19
                                                                  ========     ========
               Diluted .......................................    $   0.00     $   0.19
                                                                  ========     ========

     Weighted-average shares outstanding:
               Basic .........................................      46,470       45,895
                                                                  ========     ========
               Diluted .......................................      46,900       46,823
                                                                  ========     ========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                COMMON STOCK           ADDITIONAL                       TOTAL
                                                         --------------------------      PAID-IN       RETAINED     STOCKHOLDERS'
                                                             SHARES        AMOUNT        CAPITAL       EARNINGS         EQUITY
                                                         -------------   ----------  --------------  -----------    -------------
                                                                           (In thousands, except share data)

      Balance at December 31, 2000..............         46,319,633      $ 46        $  69,935       $ 115,439      $    185,420
        Issuance of common stock under stock option
          and stock purchase plans..............            258,872         1            1,944              --             1,945
        Net income..............................                 --        --               --              25                25
                                                      -------------      ----        ---------       ---------      ------------
      Balance at March 31, 2001.................         46,578,505      $ 47        $  71,879       $ 115,464      $    187,390
                                                       ============      ====        =========       =========      ============

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ----------------------
                                                                 2001         2000
                                                              ---------    ---------
                                                                  (In thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................     $      25    $   8,690
     Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation ......................................         1,669        1,129
      Deferred income taxes .............................          (283)         266
      Issuance of common stock and stock options charged
        to expense ......................................            --           57
      Change in operating assets and liabilities:
        Decrease in trade accounts receivable ...........        22,959        1,116
        Increase in unbilled receivables ................          (698)      (1,895)
        Decrease in income taxes receivable .............         9,223           --
        Increase in inventories .........................        (3,127)        (220)
        Increase in other assets ........................        (2,853)         (31)
        Increase (decrease) in accounts payable .........           658         (652)
        Increase in taxes payable .......................            --        3,936
        Decrease in accrued compensation and benefits ...        (5,249)      (1,666)
        Increase (decrease) in deferred revenues ........        (2,054)       1,374
        Decrease in other accrued liabilities ...........          (856)         (65)
                                                              ---------    ---------
     Net cash provided by operating activities ..........        19,414       12,039
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ................        (3,582)      (1,294)
                                                              ---------    ---------
     Net cash used in investing activities ..............        (3,582)      (1,294)
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock upon exercise
       of stock options and purchases under employee stock
       purchase plan ....................................         1,945        1,829
                                                              ---------    ---------
     Net cash provided by financing activities ..........         1,945        1,829
                                                              ---------    ---------

     Net increase in cash and cash equivalents ..........        17,777       12,574
     Cash and cash equivalents at beginning of period ...       131,419      127,903
                                                              ---------    ---------
     Cash and cash equivalents at end of period .........     $ 149,196    $ 140,477
                                                              =========    =========

     SUPPLEMENTAL DISCLOSURES:
      Income taxes paid .................................     $     144    $      51
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

             UNAUDITED INTERIM FINANCIAL STATEMENTS

             We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2000, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2001. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

             CASH AND CASH EQUIVALENTS

             All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

             INVENTORIES

             Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At March 31, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                         MARCH 31,       DECEMBER 31,
                                           2001             2000
                                       ------------      ------------
     Raw materials...............      $      6,881      $      4,183
     Work-in-process.............               395               241
     Finished goods..............             5,232             4,957
                                       ------------      ------------
                                       $     12,508      $      9,381
                                       ============      ============

             REVENUE RECOGNITION

             Effective January 1, 2000, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, `SOFTWARE REVENUE RECOGNITION' WITH RESPECT TO CERTAIN TRANSACTIONS, which did not require a significant change to our revenue recognition policies. In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which was effective in the fourth quarter of 2000. The adoption of SAB 101 did not materially affect our revenue recognition policies.

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

             Revenues for fixed-priced contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method. Revenues from these contracts are recognized upon attainment of scheduled performance milestones. Anticipated losses on fixed-priced contracts are recognized when estimable.

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

             ACCOUNTING ESTIMATES

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   NOTE 2 -  RELATED PARTY TRANSACTION

             Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us for which it is paid a monthly fee per dedicated full time programmer plus reimbursement of reasonable business expenses. In the three months ended March 31, 2001, we paid $593,000 for these services. No amounts were paid to this entity in the three months ended March 31, 2000.

   NOTE 3 -  RESTRUCTURING

             In March 2001, we recorded a restructuring charge of $526,000 primarily related to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge primarily consisted of employee severance costs, professional fees and outplacement services. At March 31, 2001, the balance of these costs that remained to be paid totaled approximately $317,000.

   NOTE 4 -  EARNINGS PER SHARE

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
     Numerator:
      Net income for basic and diluted earnings per
         share ......................................  $   25        $    8,690
                                                       ======        ==========
     Denominator:
      Denominator for basic earnings per
         share -- weighted-average shares ...........  46,470            45,895
     Effect of dilutive securities:
         Employee stock options and purchase rights       430               928
                                                       ------        ----------
     Potentially dilutive common shares..............     430               928
                                                       ------        ----------
     Denominator for diluted earnings
      per share -- adjusted
      weighted-average shares........................  46,900            46,823
                                                       ======        ==========
     Basic earnings per common share ................  $ 0.00        $     0.19
                                                       ======        ==========
     Diluted earnings per common share ..............  $ 0.00        $     0.19
                                                       ======        ==========

   NOTE 5 -  COMPREHENSIVE INCOME

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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
               United States ................               34.6%      60.6%
               Export:
                 Asia/Pacific .................              6.0        8.1
                 Europe, Middle East and Africa             56.0       26.3
                 Other ........................              3.4        5.0
                                                           -----      -----
               Total export revenue .........               65.4       39.4
                                                           -----      -----
                                                           100.0%     100.0%
                                                           =====      =====

             We have no significant long-lived assets deployed outside of the United States.

    NOTE 7 - DERIVATIVES

             On January 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. SFAS 133 requires that all derivatives be recognized at fair value on the balance sheet, and that the corresponding gains or losses be included in comprehensive income, depending on the type of hedging relationship that exists. Adoption of this standard did not have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FORWARD-LOOKING STATEMENTS

             THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE FOLLOWING:

             - OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE FUTURE;

             - WE COULD BE MATERIALLY HARMED IN THE EVENT OF A FURTHER GENERAL ECONOMIC SLOWDOWN, A REVERSAL OR SLOWDOWN IN THE PACE OF THE PRIVATIZATION, RESTRUCTURING OR DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY, A SIGNIFICANT SLOWDOWN IN THE GROWTH OF THAT INDUSTRY OR CONSOLIDATIONS INVOLVING OUR CURRENT OR PROSPECTIVE CUSTOMERS;

             - ANY REDUCTION IN DEMAND FOR OUR NETWORK INTELLIGENCE, BUSINESS INTELLIGENCE AND DIAGNOSTIC SOLUTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US;

             - WE COULD BE MATERIALLY HARMED IF THE MARKET FOR CONVERGING AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO GROW AS WE CURRENTLY ANTICIPATE;

             - EXPECTED INCREASED COMPETITION IS LIKELY TO RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE; AND

             -  OTHER RISKS INDICATED BELOW UNDER THE CAPTION "RISK FACTORS".


             THESE RISKS AND UNCERTAINTIES ARE BEYOND OUR CONTROL AND, IN MANY CASES, WE CANNOT PREDICT THE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVES," "PLANS," "EXPECTS," "ANTICIPATES," "INTENDS," "CONTINUE," "MAY," "WILL," "COULD," "SHOULD," "FUTURE," "POTENTIAL," "ESTIMATE" OR THE NEGATIVE OF SUCH TERMS AND SIMILAR EXPRESSIONS AS THEY RELATE TO US OR OUR MANAGEMENT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

             THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC ON MARCH 26, 2001. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS AMONG ANY AMOUNTS IN THE FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN OPERATING RESULTS FOR ANY FUTURE PERIODS.

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

             RESULTS OF OPERATIONS

             The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income expressed as a percentage of total revenues. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future periods.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                 2001          2000
                                                                                             ---------     --------
                        Revenues:
                          Product and license fees....................................           82.7%         90.7%
                          Services....................................................           17.3           9.3
                                                                                               ------        ------
                            Total revenues............................................          100.0         100.0
                        Cost of revenues:
                          Product and license fees....................................           31.8          18.2
                          Services....................................................            8.3           5.3
                                                                                               ------        ------
                            Total cost of revenues....................................           40.1          23.5
                                                                                               ------        ------
                        Gross profit..................................................           59.9          76.5
                        Operating expenses:
                          Research and development....................................           37.2          21.6
                          Sales and marketing.........................................           18.3          12.8
                          General and administrative..................................            8.7           7.5
                          Restructuring...............................................            1.7            --
                                                                                               ------        ------
                            Total operating expenses..................................           65.9          41.9
                                                                                              -------       -------
                        Income from operations........................................           (6.0)         34.6
                        Other income..................................................            6.1           5.4
                                                                                              -------       -------
                        Income before provision for income taxes......................            0.1          40.0
                        Provision for income taxes....................................            0.0          13.6
                                                                                              -------       -------
                        Net income....................................................            0.1%         26.4%
                                                                                              =======       =======

             REVENUES

             PRODUCT AND LICENSE FEES. Revenues from product and license fees decreased 13.0% to $26.0 million in the three months ended March 31, 2001 from $29.9 million in the three months ended March 31, 2000. The decline in revenues from product and license fees is primarily attributable to a decrease in sales of our diagnostic products in the United States, or U.S.

             SERVICES. Revenues from services increased 77.3% to $5.4 million in the three months ended March 31, 2001 from $3.1 million in the three months ended March 31, 2000. The increase in services revenues is primarily related to product support services associated with a larger installed customer base.

             CONCENTRATION OF REVENUES. In the three months ended March 31, 2001, we had three customers that each accounted for more than 10% of total revenues.

             INTERNATIONAL REVENUES. In the three months ended March 31, 2001, international revenues accounted for 65.4% of total revenues compared to 39.4% of total revenues in the three months ended March 31, 2000. The increase in the percentage of total revenues derived from international markets reflects the weakening of the economy in the U.S. and the variation that may occur given that a large percentage of our revenues are typically derived from a small number of customers.

             COST OF REVENUES

             PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware expenses and personnel and overhead costs related to the manufacturing, integration and installation of our products. Cost of product and license fees was $10.0 million, or 31.8% of total revenues, in the three months ended March 31, 2001, and $6.0 million, or 18.2% of total revenues, in the three months ended March 31, 2000. The increase in absolute dollars resulted primarily from increases in hardware costs of approximately 70% and personnel and overhead costs of approximately 58%. The increase in hardware costs is due to the fact that a higher percentage of our network intelligence and business intelligence implementations being derived from new systems implementations versus expansions, which typically have a lower hardware cost. The increase in personnel and overhead costs is due primarily to increased infrastructure to support a global and growing customer base and higher implementation costs due to a higher percentage of implementations being new systems versus expansions. The increase as a percentage of total revenues was primarily attributable to cost of revenues increasing in absolute dollars and a decreased revenue base over which to spread our fixed costs.

             SERVICES. Cost of services consists of expenses, primarily personnel costs, related to product support, training, and warranty and non-warranty work. Cost of services was $2.6 million, or 8.3% of total revenues, in the three months ended March 31, 2001 and $1.7 million, or 5.3% of total revenues, in the three months ended March 31, 2000. Cost of services as a percentage of total revenues has historically fluctuated on a period-to-period basis based upon the relative mix of post-contract support, training and warranty and non-warranty work.

             OPERATING EXPENSES

             RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, including contract labor, travel and facilities expenses, and other compensation expenses associated with our research and development activities. These expenses increased to $11.7 million in the three months ended March 31, 2001 from $7.1 million in the three months ended March 31, 2000. The increase in absolute dollars was primarily due to increased staffing dedicated to research and development activities and higher wage levels required to attract and retain qualified technical and engineering personnel in a very competitive employment market. Research and development expenses as a percentage of total revenues were 37.2% in the three months ended March 31, 2001 and 21.6% in the three months ended March 31, 2000. The increase as a percentage of total revenues was attributable to the increase in staffing dedicated to research and development activities and a decreased revenue base.

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

             SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel, travel and facilities expenses related to sales and marketing activities, distributor commissions, and expenses for trade shows and advertising. These expenses increased to $5.7 million in the three months ended March 31, 2001 from $4.2 million in the three months ended March 31, 2000. The increase in absolute dollars was primarily related to continued expansion of our direct sales force. Sales and marketing expenses as a percentage of total revenues were 18.3% in the three months ended March 31, 2001 and 12.8% in the three months ended March 31, 2000. The increase as a percentage of total revenues was attributable to the combination of the increase in our direct sales force and a decreased revenue base.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments, as well as professional fees and expenses associated with legal and accounting requirements. These expenses increased to $2.7 million in the three months ended March 31, 2001 from $2.5 million in the three months ended March 31, 2000. The increase in absolute dollars was primarily related to increased staffing levels. General and administrative expenses as a percentage of total revenues were 8.7% in the three months ended March 31, 2001 and 7.5% in the three months ended March 31, 2000. The increase as a percentage of total revenues was attributable to the combination of increased staffing levels and a decreased revenue base.

             RESTRUCTURING COSTS. In March 2001, we recorded a restructuring charge of $526,000 primarily related to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge primarily consisted of employee severance costs, professional fees and outplacement services. At March 31, 2001, the balance of these costs that remained to be paid totaled approximately $317,000.

             OTHER INCOME

             Other income is primarily interest income earned on our cash and cash equivalents. Other income was $1.9 million in the three months ended March 31, 2001 compared to $1.8 million in the three months ended March 31, 2000.

             PROVISION FOR INCOME TAXES

             The effective income tax rate for the three months ended March 31, 2001 was 34.2% compared to 34.0% for the three months ended March 31, 2000.

             LIQUIDITY AND CAPITAL RESOURCES

             Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and, prior to 1996, bank borrowings. We had working capital of $167.2 million at both March 31, 2001 and December 31, 2000. At March 31, 2001, we had $149.2 million in cash and cash equivalents, an increase of $17.8 million from $131.4 million in cash and cash equivalents at December 31, 2000. The increase in cash and cash equivalents is attributable to collections on trade accounts receivable, receipt of a tax refund and proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

             We have a credit facility with a bank providing for borrowings of up to $10.0 million. This credit facility will expire on June 15, 2001. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. At our option, borrowings under this facility bear interest at either (i) the bank's prime rate less up to 0.50% or (ii) the London interbank offered rate, or LIBOR, as adjusted to meet specified Federal Reserve requirements with respect to Eurocurrency liabilities, plus up to 1.50%. This facility is collateralized by our accounts receivable, inventories and property and equipment. The credit facility includes covenants requiring us to maintain specified financial ratios and restricts the payment of cash dividends without the bank's consent. At March 31, 2001, no amounts were outstanding under the credit facility, and the amount available to us, after considering outstanding letters of credit, was $9.8 million.

             Net cash provided by operating activities was $19.4 million for the three months ended March 31, 2001, compared to $12.0 million during the same period in 2000. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital. The increase in cash provided by operating activities for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, was attributable to a decrease in trade accounts receivable and a decrease in income taxes receivable.

             Net cash used in investing activities was $3.6 million for the three months ended March 31, 2001 compared to $1.3 million during the same period in 2000. Net cash used in investing activities for both periods related to purchases of property and equipment.

             Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2001 and $1.8 million during the same period of 2000. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

             In January 2000, we signed a ten-year lease agreement for our corporate headquarters facility in Richardson, Texas. We estimate that our remaining commitment for leasehold improvements for this office space is between $500,000 and $1.5 million. Our current cash balances are sufficient to cover these estimated capital expenditures.

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

             -  the timing of and level of our expenses;

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

             Our operating results also are likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy and we would be further harmed by a further decline in the economic prospects of our customers or the economy in general. These adverse economic conditions could be expected to alter current or prospective customers' capital spending priorities or budget cycles, or extend our sales cycle with respect to some of our customers. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. In addition, our operating results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year. We believe that this seasonality has been due to the capital appropriation practices of many of our customers. We expect that in future periods this seasonal trend may contribute to our first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

             As a result of all of the foregoing, we cannot assure you that our revenues will grow in future periods or that we will remain profitable. In addition, in some future quarters our operating results again may be below the expectations of public market analysts. In such event, the market price of our common stock likely would fall.

             CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY OR A FURTHER SLOWDOWN IN TELECOMMUNICATIONS SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. In recent months, we and a number of other companies have experienced reduced spending by telecommunications carriers and equipment manufacturers. Our business, financial condition and results of operations could be materially harmed in the event of a significant slowdown in this industry or in the event there are consolidations of our current or prospective customers. A slowdown in spending on telecommunications products and services or consolidations of customers could delay or cause cancellations of significant sales of our products or could delay the installation of our products, which could harm our operating results in a particular period.

             CHANGES OR DELAYS IN IMPLEMENTATION OF OUR PRODUCTS COULD HARM OUR OPERATING RESULTS.

             Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, unless the contract provides for significant additional obligations. Customer- or Inet-caused delays in the commencement or completion of scheduled product installations, which from time to time result from site-readiness delays, lack of resources or other issues, could materially harm our operating results. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, revenue will generally not be recognized until the customer provides acceptance. Further, for new products we also recognize revenue upon acceptance, until a track record of installation is achieved, after which recognition generally is tied to completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure or delay in receiving such acceptance could harm our expected operating results for a particular period.

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

             THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD HARM OUR QUARTERLY OPERATING RESULTS.

             Sales of our products and solutions are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Prospective customers generally commit significant resources to an evaluation of our product offerings and our competitors' product offerings and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level employee. We frequently experience delays following initial contact with a prospective customer and expend substantial funds and management effort pursuing these sales. Additionally, delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these or other factors, the sales cycle for our solutions is long, typically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostic solutions. For our new network infrastructure product, VIA, the sales cycle is expected to initially range from six to 18 months. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm anticipated operating results in a particular quarter, particularly if there are significant sales and marketing expenses associated with any deferred or lost sales.

             ANY DECREASE IN DEMAND FOR OUR PRODUCTS COULD SIGNIFICANTLY DECREASE OUR SALES.

             Our principal products, the GeoProbe, IT:seven and Spectra, generate substantially all of our revenues today and, together with our VIA product, are expected to continue to account for substantially all of our revenues for the foreseeable future. Any downturn in the demand for these products would materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for the GeoProbe, IT:seven, Spectra and VIA.

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

             OUR RAPID GROWTH AND EXPANSION MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

             We have experienced rapid and significant growth that has placed, and may continue to place, a significant strain on our management, information systems and operations. Any significant additional growth will require us to improve our financial, operational and management information and control systems and procedures.

             We anticipate that continued growth, if any, will require us to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for personnel is intense, and we have at times experienced difficulty in recruiting qualified personnel. We historically have filled a portion of our new personnel needs with non-U.S. citizens holding temporary work visas that allow these individuals to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy further limiting the issuance of temporary work visas could adversely affect our ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires us to incur significant start-up expenses, including recruiting fees, procurement of office space and equipment, and initial training costs; and, we often experience low utilization rates with new personnel. We may be unable to successfully recruit or retain additional personnel as needed. In addition, the start-up expenses incurred in connection with the hiring of additional personnel could harm our future operating results.

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

             - difficulty in establishing relationships with government-owned or subsidized communications providers;

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

             Continued international expansion of our business will require further significant management attention and financial resources. In order to further expand internationally, we may be required to establish relationships with additional distributors and third-party integrators. We cannot assure you that we will effectively establish such relationships. If international revenues are not adequate to offset the additional expenses of expanding international operations, it could harm our business, financial condition and results of operations.

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

             Currently, our products utilize certain semiconductors that are available from only one manufacturer and other components that are available from only one or a limited number of suppliers. While alternative suppliers have been identified for a variety of key components, those alternative sources have not been qualified by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We have no long-term agreements with our suppliers and, in the case of many components, make our purchases with purchase orders on an "as-needed basis." Certain components require an order lead-time of approximately nine months. Other components that currently are readily available may become difficult to obtain in the future. Our failure to order sufficient quantities of these components in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of a variety of our key components, which have resulted in delays in product deliveries. We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future.

             OUR INVENTORY MAY BECOME OBSOLETE.

             We make advance purchases of certain components in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components and the demand for our products that incorporate them, or changes in our business strategy that reduce our need for these components could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business.

             WE RELY ON THIRD-PARTY SUBCONTRACTORS TO MANUFACTURE AND DEVELOP OUR PRODUCTS. OUR ABILITY TO SELL PRODUCTS TO OUR CUSTOMERS COULD BE IMPAIRED IF THESE SUBCONTRACTORS DO NOT MEET THEIR COMMITMENTS TO US.

             We rely exclusively upon third-party subcontractors to manufacture our subassemblies, and we have retained, from time to time, third-party design services in the development of application-specific integrated circuits or the layout of circuit boards. We also frequently subcontract the development of specific features and enhancements of our products. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs.

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

             WE MAY NOT RECEIVE THE INTENDED BENEFITS OF FUTURE ACQUISITIONS, JOINT VENTURES OR OTHER BUSINESS RELATIONSHIPS.

             We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management's time and resources. Future acquisitions and strategic relationships by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we may not receive the intended benefits of the acquisition or strategic relationship. Also, we may pursue arrangements with third parties to perform specified activities for us such as the development of products or product features. We cannot assure you that these arrangements will produce to the level of quality or in the time frame expected, which could materially and harm our business.

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

             WE MAY BE ACCUSED OF INFRINGING THE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION.

             The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. As the number of competitive products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. To date, we have engaged in correspondence with two third-party holders of patents as a result of such notices. While we believe that our products do not infringe on any valid patents cited in the notices, questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. We cannot assure you that any of these patent holders, or others, will not initiate legal proceedings in the future against us, or that if any proceedings were initiated, we would be successful in defending ourselves. Any proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against us. We cannot assure you that any such royalty or license agreements could be available on terms acceptable to us, if at all.

             OUR LIMITED ABILITY OR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY MATERIALLY HARM OUR ABILITY TO COMPETE.

             Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management resources, and materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in protecting our proprietary technology or that our proprietary rights will provide us a meaningful competitive advantage.

             WE MAY FACE POTENTIAL LIABILITY FOR PRODUCT DEFECTS.

             Products as complex as ours may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to our reputation and business. To date, we have not been materially harmed by products containing defects or errors. We attempt to include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

             OUR THREE FOUNDERS OWN APPROXIMATELY 78% OF OUR COMMON STOCK, WHICH ALLOWS THEM TO CONTROL THE MANAGEMENT AND AFFAIRS OF OUR COMPANY OR PREVENT A CHANGE OF CONTROL.

             As of March 31, 2001, our three founders, Samuel S. Simonian, Elie
             S. Akilian and Mark A. Weinzierl, beneficially owned approximately 78% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl constitute three of the six members of our board of directors and have significant influence in directing the actions taken by our board.

             OUR BUSINESS AND REPUTATION COULD SUFFER IF WE DO NOT PREVENT SECURITY BREACHES.

             We have included security features in some of our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, our products may be vulnerable to breaches in security due to unknown defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs and/or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Any security problem may require significant capital expenditures to solve and could materially harm our reputation and product acceptance.

             WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

             Our certificate of incorporation and bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. For example, we have a classified board of directors with three-year terms, our stockholders are unable to take action by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

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

             The public markets have experienced significant volatility that has particularly affected the market prices of securities of many technology and telecommunications companies for reasons that have often been unrelated to operating results. This volatility has and may continue to materially harm the market price of our common stock as well as our visibility and credibility in our markets.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are exposed to immaterial levels of market risk. Revenues from customers located outside of the U.S. represented 65.4% of total revenues in the three months ended March 31, 2001, 55.8% of total revenues in 2000, 51.7% of total revenues in 1999 and 52.2% of total revenues in 1998. To date, a very high percentage of international revenues have been denominated in U.S. dollars, and accordingly, we have not been significantly exposed to fluctuations in currency exchange rates.

             Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". Accordingly, our future results could be materially harmed by changes in these or other factors.

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

   PART II.  OTHER INFORMATION

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

             The Securities and Exchange Commission on May 26, 1999 declared effective the Registration Statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of March 31, 2001, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None.

             (b) We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INET TECHNOLOGIES, INC.

                                By: /s/ Jeffrey A. Kupp
                                    -----------------------------
                                    Jeffrey A. Kupp
                                    Vice President and Chief Financial Officer
                                    (Principal accounting and financial officer)

Date: May 1, 2001