Form 10-Q
period 2001-06-30
INET TECHNOLOGIES INC
filed 2001-07-27
CIK 1065351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

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


Number of shares of common stock outstanding at July 27, 2001: 46,632,005

                             INET TECHNOLOGIES, INC.
                                      INDEX

                                                                                PAGE NO.
                                                                                --------
Part I -  Financial Information (Unaudited)

          Item 1. Financial Statements

                  Consolidated Balance Sheets ..................................     3

                  Consolidated Statements of Operations ........................     4

                  Consolidated Statement of Stockholders' Equity ...............     5

                  Consolidated Statements of Cash Flows ........................     6

                  Notes to Consolidated Financial Statements ...................     7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..........................    10

          Item 3. Quantitative and Qualitative Disclosures about Market Risk ...    25

Part II - Other Information

          Item 2. Changes in Securities and Use of Proceeds ....................    26

          Item 4. Submission of Matters to a Vote of Security Holders ..........    26

          Item 6. Exhibits and Reports on Form 8-K .............................    26

Signatures .....................................................................    26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             INET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                2001         2000
                                                              --------    ------------
                                                                  (In thousands,
                                                                except share data)
Current assets:
  Cash and cash equivalents ............................      $146,231      $131,419
  Trade accounts receivable, net of allowance for
    doubtful accounts of $795 at June 30, 2001
    and $1,065 at December 31, 2000 ....................        14,832        47,634
  Unbilled receivables .................................         1,875         1,925
  Income taxes receivable ..............................         4,577        12,179
  Inventories ..........................................        14,017         9,381
  Deferred income taxes ................................           907         1,667
  Other current assets .................................         4,760         3,254
                                                              --------      --------
          Total current assets .........................       187,199       207,459
Property and equipment, net ............................        20,986        18,408
Other assets ...........................................           170           340
                                                              --------      --------
          Total assets .................................      $208,355      $226,207
                                                              ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................      $  3,252      $  4,629
  Accrued compensation and benefits ....................         2,766         7,885
  Deferred revenues ....................................        14,675        22,744
  Other accrued liabilities ............................         3,758         5,040
                                                              --------      --------
          Total current liabilities ....................        24,451        40,298
Deferred tax liability .................................           707           489
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares -- 25,000,000
     Issued shares -- None .............................            --            --
  Common stock, $.001 par value:
     Authorized shares -- 175,000,000
     Issued shares -- 46,632,005 at June 30, 2001
       and 46,319,633 at December 31, 2000 .............            47            46
  Additional paid-in capital ...........................        70,824        69,935
  Retained earnings ....................................       112,326       115,439
                                                              --------      --------
          Total stockholders' equity ...................       183,197       185,420
                                                              --------      --------
          Total liabilities and stockholders' equity ...      $208,355      $226,207
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                   -----------------------       -----------------------
                                                                     2001           2000           2001           2000
                                                                   --------       --------       --------       --------
                                                                           (In thousands, except per share data)

Revenues:
  Product and license fees ..................................      $ 18,530       $ 32,586       $ 44,541       $ 62,483
  Services ..................................................         5,477          4,242         10,910          7,306
                                                                   --------       --------       --------       --------
       Total revenues .......................................        24,007         36,828         55,451         69,789

Cost of revenues:
  Product and license fees ..................................         9,040          7,506         19,057         13,520
  Services ..................................................         2,071          2,126          4,677          3,871
                                                                   --------       --------       --------       --------
       Total cost of revenues ...............................        11,111          9,632         23,734         17,391
                                                                   --------       --------       --------       --------
           Gross profit .....................................        12,896         27,196         31,717         52,398
Operating expenses:
  Research and development ..................................         9,918          7,818         21,624         14,921
  Sales and marketing .......................................         5,137          3,983         10,876          8,214
  General and administrative ................................         2,534          3,032          5,270          5,491
  Restructuring .............................................         1,726             --          2,252             --
                                                                   --------       --------       --------       --------
                                                                     19,315         14,833         40,022         28,626
                                                                   --------       --------       --------       --------
          Income (loss) from operations .....................        (6,419)        12,363         (8,305)        23,772
Other income (expense):
  Interest income ...........................................         1,571          2,113          3,537          3,885
  Other expense .............................................           (54)            (7)           (96)           (21)
                                                                   --------       --------       --------       --------
                                                                      1,517          2,106          3,441          3,864
                                                                   --------       --------       --------       --------
          Income (loss) before provision for income taxes ...        (4,902)        14,469         (4,864)        27,636
Provision (benefit) for income taxes ........................        (1,764)         4,919         (1,751)         9,396
                                                                   --------       --------       --------       --------
          Net income (loss) .................................      $ (3,138)      $  9,550       $ (3,113)      $ 18,240
                                                                   ========       ========       ========       ========
Earnings (loss) per common share:
          Basic .............................................      $  (0.07)      $   0.21       $  (0.07)      $   0.40
                                                                   ========       ========       ========       ========
          Diluted ...........................................      $  (0.07)      $   0.20       $  (0.07)      $   0.39
                                                                   ========       ========       ========       ========
Weighted-average shares outstanding:
          Basic .............................................        46,613         46,090         46,542         45,993
                                                                   ========       ========       ========       ========
          Diluted ...........................................        46,613         46,833         46,542         46,832
                                                                   ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                            COMMON STOCK               ADDITIONAL                         TOTAL
                                                       --------------------------       PAID-IN         RETAINED       STOCKHOLDERS'
                                                         SHARES          AMOUNT         CAPITAL         EARNINGS          EQUITY
                                                       ----------      ----------      ----------      ----------      -------------
                                                                            (In thousands, except share data)
Balance at December 31, 2000 ....................      46,319,633      $       46      $   69,935      $  115,439       $  185,420
  Issuance of common stock under stock option and
    stock purchase plans ........................         312,372               1             889              --              890
  Net loss ......................................              --              --              --          (3,113)          (3,113)
                                                       ----------      ----------      ----------      ----------       ----------
Balance at June 30, 2001 ........................      46,632,005      $       47      $   70,824      $  112,326       $  183,197
                                                       ==========      ==========      ==========      ==========       ==========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        -------------------------
                                                                          2001             2000
                                                                        ---------       ---------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................      $  (3,113)      $  18,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation ...................................................          3,504           2,352
  Deferred income taxes ..........................................            978             266
  Issuance of common stock and stock options charged to expense...             --             115
  Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable ............         32,802          (2,721)
     (Increase) decrease in unbilled receivables .................             50            (846)
     (Increase) decrease in income taxes receivable ..............          6,331            (714)
     Increase in inventories .....................................         (4,636)         (1,067)
     Increase in other assets ....................................         (1,336)         (1,184)
     Increase (decrease) in accounts payable .....................         (1,377)            195
     Decrease in taxes payable ...................................             --            (213)
     Increase (decrease) in accrued compensation and benefits ....         (5,119)            398
     Decrease in deferred revenues ...............................         (8,069)         (4,820)
     Increase (decrease) in other accrued liabilities ............         (1,282)          2,033
                                                                        ---------       ---------
Net cash provided by operating activities ........................         18,733          12,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ..............................         (6,082)         (3,197)
                                                                        ---------       ---------
Net cash used in investing activities ............................         (6,082)         (3,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise
   of stock options and purchases under employee stock
   purchase plan .................................................          2,161           1,910
                                                                        ---------       ---------
Net cash provided by financing activities ........................          2,161           1,910
                                                                        ---------       ---------
Net increase in cash and cash equivalents ........................         14,812          10,747
Cash and cash equivalents at beginning of period .................        131,419         127,903
                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................      $ 146,231       $ 138,650
                                                                        =========       =========
SUPPLEMENTAL DISCLOSURES:
   Income taxes paid .............................................      $     415       $   4,615
                                                                        =========       =========

          See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     We are a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services. These communications sessions include phone calls, dial-up Internet access and other service transactions or sessions. Our solutions also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We provide these comprehensive offerings through our network intelligence, business intelligence and diagnostics solutions.

     CONSOLIDATION

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments necessary, consisting solely of normal recurring adjustments, for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2000, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2001. Financial results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

     CASH AND CASH EQUIVALENTS

     All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

     INVENTORIES

     Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                         JUNE 30,   DECEMBER 31,
                                           2001         2000
                                         -------    -----------
          Raw materials ...........      $ 7,241      $ 4,183
          Work-in-process .........        1,513          241
          Finished goods ..........        5,263        4,957
                                         -------      -------
                                         $14,017      $ 9,381
                                         =======      =======

     REVENUE RECOGNITION

     Effective January 1, 2000, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, `SOFTWARE REVENUE RECOGNITION' WITH RESPECT TO CERTAIN TRANSACTIONS, which did not require a significant change to our revenue recognition policies. In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which we adopted in the fourth quarter of 2000 retroactive to January 1, 2000. The adoption of SAB 101 did not materially affect our revenue recognition policies.

     We derive revenues primarily from the sale of products and software license fees as well as services, which include product installation, product integration, training, warranty and product support services.

     Except as otherwise discussed below, revenues from product and license fees are recognized in the period we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment, for example, installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms are recognized when acceptance has occurred.

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

NOTE 2 - RELATED PARTY TRANSACTION

     Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us for which it is paid a monthly fee per dedicated full-time programmer plus reimbursement of reasonable business expenses. We paid approximately $835,000 for these services for the six months ended June 30, 2001, and approximately $180,000 for the six months ended June 30, 2000.

NOTE 3 - RESTRUCTURING

     In March 2001, we recorded a restructuring charge of $526,000 primarily related to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge primarily consisted of employee severance costs, professional fees and outplacement services. At June 30, 2001, the balance of these costs that remained to be paid totaled approximately $164,000.

     In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our softswitch offering, VIA-TM-, and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge of approximately $1.7 million, which consisted of employee severance costs of approximately $1.1 million, professional fees and outplacement services of approximately $300,000 and the write-off of assets related to the VIA softswitch product of approximately $300,000. At June 30, 2001, the balance of these costs that remained to be paid totaled approximately $700,000.

NOTE 4 - EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                       ----------------------      ----------------------
                                                                         2001          2000          2001          2000
                                                                       --------       -------      --------       -------
          Numerator:
            Net income (loss) for basic and diluted
              earnings (loss) per share .........................      $ (3,138)      $ 9,550      $ (3,113)      $18,240
                                                                       ========       =======      ========       =======
          Denominator:
            Denominator for basic earnings (loss) per
              share -- weighted-average shares ..................        46,613        46,090        46,542        45,993
            Dilutive securities:  Employee stock options and
              purchase rights ...................................            --           743            --           839
                                                                       --------       -------      --------       -------
            Denominator for diluted earnings
              (loss) per share-- adjusted
              weighted-average shares ...........................        46,613        46,833        46,542        46,832
                                                                       ========       =======      ========       =======
          Basic earnings (loss) per common share ................      $  (0.07)      $  0.21      $  (0.07)      $  0.40
                                                                       ========       =======      ========       =======
          Diluted earnings (loss) per common share ..............      $  (0.07)      $  0.20      $  (0.07)      $  0.39
                                                                       ========       =======      ========       =======

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

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    -------------------     -------------------
                                                     2001        2000        2001        2000
                                                    -------     -------     -------     -------
          United States ......................         42.6%       36.3%       38.0%       47.8%
          Export:
            Asia/Pacific .....................          7.9         4.9         6.8         6.4
            Europe, Middle East and Africa ...         44.2        56.0        50.9        42.0
            Other ............................          5.3         2.8         4.3         3.8
                                                    -------     -------     -------     -------
                    Total export revenue .....         57.4        63.7        62.0        52.2
                                                    -------     -------     -------     -------
                                                      100.0%      100.0%      100.0%      100.0%
                                                    =======     =======     =======     =======

     For the both the three- and six-month periods ended June 30, 2001, revenues from Deutsche Telekom AG accounted for more than 10% of total revenues. For the same prior-year periods, revenues from British Telecom and Worldcom each accounted for more than 10% of total revenues.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE FOLLOWING:

     o OUR FINANCIAL RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE FUTURE;

     o WE COULD BE MATERIALLY HARMED IN THE EVENT OF A FURTHER GENERAL ECONOMIC SLOWDOWN;

     o WE COULD BE MATERIALLY HARMED IN THE EVENT OF A REVERSAL OR SLOWDOWN IN THE PACE OF THE PRIVATIZATION, RESTRUCTURING OR DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY, A SIGNIFICANT SLOWDOWN IN THE GROWTH OF THAT INDUSTRY OR CONSOLIDATIONS INVOLVING OUR CURRENT OR PROSPECTIVE CUSTOMERS;

     o ANY REDUCTION IN DEMAND FOR OUR NETWORK INTELLIGENCE, BUSINESS INTELLIGENCE AND DIAGNOSTICS SOLUTIONS COULD MATERIALLY HARM OUR BUSINESS;

     o WE COULD BE MATERIALLY HARMED IF THE MARKET FOR CONVERGING AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO GROW AS WE CURRENTLY ANTICIPATE;

     o CONTINUED COMPETITION IS LIKELY TO RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE; AND

     o    OTHER RISKS INDICATED BELOW UNDER THE CAPTION "RISK FACTORS".

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

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC ON MARCH 26, 2001. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS AMONG ANY AMOUNTS IN THE FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN FINANCIAL RESULTS FOR ANY FUTURE PERIODS.

     OVERVIEW

     We were founded in 1989 and during the early stages of our operations we focused primarily on developing and selling diagnostics tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostics solution, Spectra, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our network intelligence solution, the GeoProbe-TM-, in late 1995. Beginning in late 1999 and through 2000, we introduced a suite of business intelligence solutions called IT:seven-TM-. These applications enable carriers to protect and generate additional revenues within their networks and at interconnection boundaries. In June 2001, we introduced our next-generation diagnostics solution, Spectra2 MG-TM-. We continue to focus significant resources on the development of enhancements, new features and new applications for our existing product areas.

     Historically, we have generated substantially all of our revenues from sales of our network intelligence and diagnostics solutions. Specifically, revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. Although we expect diagnostics revenues to continue to represent a significant portion of total revenues for the foreseeable future, these revenues are expected to continue to decline as a percentage of total revenues as a result of higher growth rates for the network intelligence and business intelligence offerings. Our remaining revenues are derived from services relating to these and other products. These services include product installation, product integration, training, warranty and product support.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of operations expressed as a percentage of total revenues. The financial results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                   --------------------     --------------------
                                                                    2001         2000        2001         2000
                                                                   -------      -------     -------      -------
          Revenues:
            Product and license fees ........................         77.2%        88.5%       80.3%        89.5%
            Services ........................................         22.8         11.5        19.7         10.5
                                                                   -------      -------     -------      -------
              Total revenues ................................        100.0        100.0       100.0        100.0
          Cost of revenues:
            Product and license fees ........................         37.7         20.4        34.4         19.4
            Services ........................................          8.6          5.7         8.4          5.5
                                                                   -------      -------     -------      -------
              Total cost of revenues ........................         46.3         26.1        42.8         24.9
                                                                   -------      -------     -------      -------
            Gross profit ....................................         53.7         73.9        57.2         75.1
          Operating expenses:
            Research and development ........................         41.3         21.3        39.0         21.4
            Sales and marketing .............................         21.4         10.8        19.6         11.8
            General and administrative ......................         10.5          8.2         9.5          7.8
            Restructuring ...................................          7.2         --           4.1         --
                                                                   -------      -------     -------      -------
              Total operating expenses ......................         80.4         40.3        72.2         41.0
                                                                   -------      -------     -------      -------
          Income (loss) from operations .....................        (26.7)        33.6       (15.0)        34.1
          Other income ......................................          6.3          5.7         6.2          5.5
                                                                   -------      -------     -------      -------
          Income (loss) before provision for income taxes ...        (20.4)        39.3        (8.8)        39.6
          Provision (benefit) for income taxes ..............         (7.3)        13.4        (3.2)        13.5
                                                                   -------      -------     -------      -------
          Net income (loss) .................................        (13.1)%       25.9%       (5.6)%       26.1%
                                                                   =======      =======     =======      =======

     REVENUES

     PRODUCT AND LICENSE FEES. Revenues from product and license fees decreased 43.1% to $18.5 million for the three months ended June 30, 2001 from $32.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenues from product and license fees decreased 28.7% to $44.5 million from $62.5 million for the six months ended June 30, 2000. The decline in revenues from product and license fees is primarily attributable to fewer GeoProbe and IT:seven installations being completed to the point of enabling revenue recognition and a decrease in demand for our diagnostics products, both of which are primarily driven by the slowdown in the economy.

     SERVICES. Revenues from services increased 29.1% to $5.5 million for the three months ended June 30, 2001 from $4.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenues from services increased 49.3% to $10.9 million from $7.3 million for the six months ended June 30, 2000. The increase in services revenues is primarily related to the recurring fees associated with product support services realized from our larger installed customer base.

     CONCENTRATION OF REVENUES. For both the three- and six-month periods ended June 30, 2001, revenues from Deutsche Telekom AG accounted for more than 10% of total revenues. For the same prior-year periods, revenues from British Telecom and Worldcom each accounted for more than 10% of total revenues.

     INTERNATIONAL REVENUES. For the three months ended June 30, 2001, international revenues accounted for 57.4% of total revenues compared to 63.7% of total revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001, international revenues accounted for 62.0% of total revenues compared to 52.2% of total revenues for the six months ended June 30, 2000. Variations in the percentage of total revenues derived from international markets may occur given that a large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next.

     COST OF REVENUES

     PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware expenses and personnel and overhead costs related to the manufacturing, integration and installation of our products. Cost of product and license fees was $9.0 million, or 37.7% of total revenues, for the three months ended June 30, 2001, compared to $7.5 million, or 20.4% of total revenues, for the three months ended June 30, 2000. The increase in absolute dollars is primarily related to a $867,000 charge to cost of goods sold for excess and obsolete materials and canceled purchase commitments as well as increased installation related costs on a per project basis. The increase as a percentage of total revenues was primarily attributable to the charge to cost of goods sold for excess and obsolete materials and canceled purchase commitments as well as the decreased level of revenues.

     For the six months ended June 30, 2001, cost of product and license fees was $19.1 million, or 34.4% of total revenues, compared to $13.5 million, or 19.4% of total revenues, for the six months ended June 30, 2000. The increase in absolute dollars resulted primarily from increases in hardware costs attributable to our continued support of our legacy systems and to hardware design changes required to support new version releases. Also, in certain expansions, additional hardware is required to make the system compatible with the current generation of the GeoProbe platform. The increase in absolute dollars is also attributable to the charge to cost of goods sold for excess and obsolete materials and canceled purchase commitments. The increase as a percentage of total revenues was primarily attributable to that charge as well as the decreased level of revenues.

     SERVICES. Cost of services consists of expenses, primarily personnel costs, related to product support, training, and warranty and non-warranty work. Cost of services was $2.1 million, or 8.6% of total revenues, for the three months ended June 30, 2001 and $2.1 million, or 5.7% of total revenues, for the three months ended June 30, 2000. Cost of services was $4.7 million, or 8.4% of total revenues, for the six months ended June 30, 2001 and $3.9 million, or 5.5% of total revenues, for the six months ended June 30, 2000. Cost of services as a percentage of total revenues has historically fluctuated on a period-to-period basis based upon the relative mix of product support, training and warranty and non-warranty work for the period.

     OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel, contract labor, travel and facilities costs. These expenses increased to $9.9 million for the three months ended June 30, 2001 from $7.8 million for the three months ended June 30, 2000. The increase in absolute dollars was primarily due to increased staffing dedicated to research and development activities and higher wage levels required to retain qualified technical and engineering personnel. Research and development expenses as a percentage of total revenues were 41.3% for the three months ended June 30, 2001 and 21.3% for the three months ended June 30, 2000. The increase as a percentage of total revenues was attributable to the increase in staffing dedicated to research and development activities as well as a decreased level of revenues.

     For the six months ended June 30, 2001, research and development expenses increased to $21.6 million from $14.9 million for the comparable prior-year period. The increase in absolute dollars was primarily due to increased staffing levels, higher wage levels required to retain qualified technical and engineering personnel and outsourced research and development. Research and development expenses as a percentage of total revenues were 39.0% for the six months ended June 30, 2001, and 21.4% for the six months ended June 30, 2000. The increase as a percentage of total revenues was attributable to the increase in staffing dedicated to research and development activities and the decreased level of revenues.

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

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel, travel, facilities, distributor commissions, and expenses for trade shows and advertising. These expenses increased to $5.1 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000. The increase in absolute dollars was primarily due to increased personnel costs related to increased average headcount. Sales and marketing expenses as a percentage of total revenues were 21.4% for the three months ended June 30, 2001 and 10.8% for the three months ended June 30, 2000. The increase as a percentage of total revenues was attributable to the combination of the increase in personnel costs related to increased average headcount and the decreased level of revenues.

     Sales and marketing expenses increased to $10.9 million for the six months ended June 30, 2001 from $8.2 million for the six months ended June 30, 2000. The increase was primarily due to increased personnel costs related to increased average headcount and, to a lesser extent, increased international sales activities and increased promotional activities. Sales and marketing expenses as a percentage of total revenues were 19.6% for the six months ended June 30, 2001, and 11.8% for the six months ended June 30, 2000. The increase as a percentage of total revenues was attributable to the combination of the increase in personnel costs related to increased average headcount and the decreased level of revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments, as well as professional fees and expenses associated with legal and accounting requirements. These expenses decreased to $2.5 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000. The decrease in absolute dollars was primarily related to decreased professional fees and decreased staffing levels. General and administrative expenses as a percentage of total revenues were 10.5% for the three months ended June 30, 2001 and 8.2% for the three months ended June 30, 2000. The increase as a percentage of total revenues was attributable to the decreased level of revenues.

     General and administrative expenses decreased to $5.3 million for the six months ended June 30, 2001 from $5.5 million for the six months ended June 30, 2000. The decrease was primarily related to decreased professional fees. General and administrative expenses as a percentage of total revenues were 9.5% for the six months ended June 30, 2001 and 7.8% for the six months ended June 30, 2000. The increase as a percentage of total revenues was attributable to the decreased level of revenues.

     RESTRUCTURING COSTS. We recorded a restructuring charge for the three months ended March 31, 2001 of $526,000 primarily related to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge primarily consisted of employee severance costs, professional fees and outplacement services. At June 30, 2001, the balance of these costs that remained to be paid totaled approximately $164,000.

     In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our softswitch offering, VIA, and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance costs of approximately $1.1 million, professional fees and outplacement services of approximately $300,000 and the write-off of assets related to the VIA softswitch of approximately $300,000. At June 30, 2001, the balance of these costs that remained to be paid totaled approximately $700,000.

     OTHER INCOME

     Other income is primarily interest income earned on our cash and cash equivalents. Other income was $1.5 million for the three months ended June 30, 2001 compared to $2.1 million for the three months ended June 30, 2000. Other income was $3.4 million for the six months ended June 30, 2001 compared to

     $3.9 million for the six months ended June 30, 2000. The decrease for both the three- and six-month periods ended June 30, 2001 is attributable to the overall decrease in interest rates.

     PROVISION FOR INCOME TAXES

     The effective income tax rate for both the three and six months ended June 30, 2001 was a 36.0% benefit compared to a 34.0% provision for both the three and six months ended June 30, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations. We had working capital of $162.7 million at June 30, 2001 and $167.2 million at December 31, 2000. At June 30, 2001, we had $146.2 million in cash and cash equivalents, an increase of $14.8 million from $131.4 million in cash and cash equivalents at December 31, 2000. The increase in cash and cash equivalents is primarily attributable to a decrease in trade accounts receivable due to collections on these accounts, receipt of an income tax refund and proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

     We have a credit facility with a bank providing for borrowings of up to $10.0 million. This credit facility will expire on August 15, 2001. Up to $5.0 million may be utilized to support letters of credit. The per annum usage fee on unused portions of the line is 0.125%. At our option, borrowings under this facility bear interest at either (i) the bank's prime rate reduced by up to 0.50% or (ii) the London interbank offered rate, or LIBOR, as adjusted to meet specified Federal Reserve requirements with respect to Eurocurrency liabilities, increased by up to 1.50%. This facility is collateralized by our accounts receivable, inventories and property and equipment. The credit facility restricts the payment of cash dividends without the bank's consent and includes covenants requiring us to maintain specified financial ratios and to not incur net losses in two consecutive quarters. At June 30, 2001, no amounts were outstanding under the credit facility and we had no outstanding letters of credit.

     Net cash provided by operating activities was $18.7 million for the six months ended June 30, 2001, compared to $12.0 million during the same period in 2000. Net cash provided by operating activities resulted primarily from a decrease in trade accounts receivable due to collections of these accounts and a decrease in income taxes receivable.

     Net cash used in investing activities was $6.1 million for the six months ended June 30, 2001 compared to $3.2 million during the same period in 2000. Net cash used in investing activities for both periods related to purchases of property and equipment.

     Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2001 and $1.9 million during the same period of 2000. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

     In January 2000, we signed a ten-year lease agreement for our corporate headquarters facility in Richardson, Texas. We estimate that our remaining commitment for leasehold improvements for this office space is less than $100,000. We have no other material commitments for capital expenditures. Our current cash balances are sufficient to cover these estimated capital expenditures.

     Any material acquisition or joint venture could result in a decrease in our working capital, depending on the amount, timing and nature of the consideration to be paid. Absent any such acquisition or joint venture, we anticipate that current cash balances, potential cash flows from operations and available borrowings under any revolving credit facility then in place will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

     RISK FACTORS

     OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT.

     Since our future financial results are likely to vary significantly from quarter to quarter, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any fiscal year or quarterly period. Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. These factors include but are not limited to:

          o    the size, timing and terms of specific orders by customers;

          o    competition;

          o the degree of market acceptance of new products and technologies introduced by us and our competitors;

          o    the mix of products and services sold by us;

          o    the timing of product shipments and product installations by us;

          o    the timing of customer acceptance of products we deliver to them;

          o    the capital spending patterns of our customers;

          o    the mix of domestic and international sales;

          o    the mix of new installations and system expansions;

          o    the timing of and level of our expenses;

          o the relative percentages of products sold through our direct and indirect sales channels;

          o customer order deferrals in anticipation of enhancements or new products;

          o the timing of and level of our investments in research and development activities;

          o    changes in, and our ability to implement, our strategy;

          o changes in the availability or cost of materials needed to produce our products;

          o the progress and timing of the privatization and restructuring of telecommunications markets and the worldwide deregulation of the international telecommunications industry;

          o    defects and product quality problems;

          o    intellectual property disputes;

          o expansion of and risks associated with our international operations; and

          o    changes in general economic conditions.

     Furthermore, a large portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our financial results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term, and cannot be quickly reduced to respond to unanticipated decreases in revenues.

     The amount of revenues associated with particular product sales can vary significantly. The deferral or loss of one or more individually significant sales could harm our financial results in a particular quarter.

     Our financial results also are likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy and we would be further harmed by a further decline in the economic prospects of our customers or the economy in general. These adverse economic conditions could be expected to alter current or prospective customers' capital spending priorities or budget cycles, or extend our sales cycle with respect to some of our customers. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. In addition, our financial results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year. We believe that this seasonality has been due to the capital appropriation practices of many of our customers. We expect that in future periods this seasonal trend may contribute to our first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

     As a result of all of the foregoing, we cannot assure you that our revenues will grow in future periods or that we will be profitable. In addition, in some future quarters our financial results again may be below the expectations of public market analysts. In such event, the market price of our common stock likely would fall.

     CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY OR A FURTHER SLOWDOWN IN TELECOMMUNICATIONS SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. In recent months, we and a number of other companies have experienced reduced spending by telecommunications carriers and equipment manufacturers. Our business, financial condition and results of operations could be materially harmed in the event of a further significant slowdown in this industry or in the event there are consolidations of our current or prospective customers. Slowdowns in spending often cause delays in sales and installations and could cause cancellations, any of which would harm our financial results in a particular period.

     CHANGES OR DELAYS IN IMPLEMENTATION OF OUR PRODUCTS COULD HARM OUR FINANCIAL RESULTS.

     Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, unless the contract provides for significant additional obligations. Customer- or Inet-caused delays in the commencement or completion of scheduled product installations, which from time to time result from site-readiness delays, lack of resources or other issues and lengthening of implementation schedules due to the introduction of new features or applications, could materially harm our financial results. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, revenue will generally not be recognized until the customer provides acceptance. Further, for new products, we also recognize revenue upon acceptance until a track record of installation is achieved, after which revenue recognition generally is tied to completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure or delay in receiving such acceptance could harm our expected financial results for a particular period.

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

     THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD HARM OUR QUARTERLY FINANCIAL RESULTS.

     Sales of our network intelligence and business intelligence products and solutions are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Prospective customers generally commit significant resources to an evaluation of our product offerings and our competitors' product offerings and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of each vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level employee. We frequently experience delays following initial contact with a prospective customer and expend substantial funds and management effort pursuing these sales. Additionally, delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these or other factors, the sales cycle for our solutions is long, historically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostics solutions, and we have experienced lengthening sales cycles during the current soft economy. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm anticipated financial results in a particular quarter, particularly if there are significant sales and marketing expenses associated with any deferred or lost sales.

     ANY DECREASE IN DEMAND FOR OUR PRODUCTS COULD SIGNIFICANTLY DECREASE OUR SALES.

     Our principal products, the GeoProbe, IT:seven and Spectra, generate substantially all of our revenues today and are expected to continue to account for substantially all of our revenues for the foreseeable future. Any downturn in the demand for these products would materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for the GeoProbe, IT:seven and/or Spectra.

     IF THE MARKET FOR CONVERGING AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO DEVELOP OR GROWS MORE SLOWLY THAN WE ANTICIPATE, OUR FINANCIAL RESULTS COULD BE HARMED.

     Our future financial results are dependent in significant part on the continued viability and expansion of SS7 signaling networks, the convergence of the public switched telephone network, or PSTN, with new packet-based networks (for example, Internet protocol, or IP, and asynchronous transfer mode, or ATM) and the build out of next-generation networks. Our business, financial condition and results of operations could be materially harmed if the market for converging and next-generation network solutions fails to develop or grows more slowly than we currently anticipate.

     COMPETITION COULD REDUCE OUR MARKET SHARE, WHICH WOULD LIKELY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The market for signaling-based communications network solutions is relatively new, intensely competitive, both in the U.S. and internationally, and subject to rapid technological change, evolving industry standards and regulatory developments. Competition for all of our solutions is expected to continue and in some cases intensify in the future. We compete with a number of U.S. and international suppliers that vary in size, and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share. The competitive pressures we face could materially harm our business, financial condition and results of operations.

     RAPID GROWTH AND EXPANSION OF OUR BUSINESS MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     We have historically experienced rapid and significant growth that has placed, and may continue to place, a significant strain on our management, information systems and operations. Any significant additional growth will require us to improve our financial, operational and management information and control systems and procedures.

     We anticipate that continued growth, if any, could require us to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for personnel is intense, and we have at times experienced difficulty in recruiting qualified personnel. We historically have filled a portion of our new personnel needs with non-U.S. citizens holding temporary work visas that allow these individuals to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy further limiting the issuance of temporary work visas could adversely affect our ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires us to incur significant start-up expenses, including recruiting fees, procurement of office space and equipment, and initial training costs; and, we often experience low utilization rates with new personnel. We may be unable to successfully recruit or retain additional personnel as needed. In addition, the start-up expenses incurred in connection with the hiring of additional personnel could harm our future financial results.

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

     WE MAY BE UNABLE TO ADAPT TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING CUSTOMER REQUIREMENTS.

     The market for our products is characterized by rapid technological advances, evolving industry and customer-specific protocol standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of communications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unmarketable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

          o enhance our network intelligence, business intelligence and diagnostics solutions;

          o develop and introduce new products for the communications network management market and other markets;

          o keep pace with evolving industry protocol standards and changing customer needs; and

          o    achieve broad market acceptance for our products.

     We cannot assure you that we will achieve these objectives.

     OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW PRODUCTS BASED ON EMERGING TECHNOLOGIES.

     We expect carrier spending for legacy networks to decrease over time, which requires that we develop solutions for networks based on emerging packet technologies and standards, such as IP and ATM. These emerging technologies and standards are likely to be characterized by continuing technological developments, evolving industry standards and changing customer requirements. We may not successfully develop competitive products for these emerging technologies and standards, which could harm our business, financial condition and results of operations.

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

     Our international operations are subject to the risks inherent in international business activities. We believe that continued growth, if any, could require expansion of our efforts in international markets. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. The risks inherent in international operations include:

          o    management of geographically dispersed operations;

          o    a longer sales cycle, especially in areas of recent expansion;

          o longer accounts receivable payment cycles, and greater difficulty in the collection of past due accounts;

          o difficulty in establishing relationships with government-owned or subsidized communications providers;

          o    general economic conditions in each country;

          o    currency controls and exchange rate fluctuations;

          o seasonal reductions in business activity specific to certain markets;

          o loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

          o foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

          o    greater difficulty in safeguarding intellectual property;

          o import and export licensing requirements and other trade restrictions;

          o involuntary renegotiation of contracts with foreign governments and communications carriers; and

          o existence or adoption of laws and regulations affecting the pace of deregulation, taxation of our business and the general business climate for foreign companies.

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

     OUR INVENTORY MAY BECOME OBSOLETE OR UNUSABLE.

     We make advance purchases of certain components in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components and the demand for our products that incorporate them, or changes in our business strategy that reduce our need for these components could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business. For example, during the three months ended June 30, 2001, we wrote-off approximately $300,000 of assets related to the VIA softswitch product following our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets.

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

     WE MAY NOT RECEIVE THE INTENDED BENEFITS OF FUTURE ACQUISITIONS, JOINT VENTURES OR OTHER BUSINESS RELATIONSHIPS.

     We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management's time and resources. Future acquisitions and strategic relationships by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of intangibles, research and development write-offs and other acquisition-related expenses. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we may not receive the intended benefits of the acquisition or strategic relationship. Also, we may pursue arrangements with third parties to perform specified activities for us such as the development of products or product features. We cannot assure you that these arrangements will produce to the level of quality or in the time frame expected, which could materially harm our business.

     WE MAY RELY ON STRATEGIC DISTRIBUTION AND MARKETING RELATIONSHIPS WITH MANUFACTURERS OF COMPLIMENTARY PRODUCTS. IF WE FAIL TO DERIVE BENEFITS FROM OUR FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS MAY SUFFER.

     We may in the future develop distribution and marketing relationships with other companies as part of our business strategy. If we cannot successfully enter and maintain these types of relationships on favorable terms, our business may suffer.

     There are various risks associated with our reliance on these relationships, including:

          o the number of different companies that we may be able to support will be limited by the finite amount of our resources available to support the varying levels of customized engineering required to achieve and maintain interoperability and feature/function performance;

          o these companies may not develop or deliver their products on a timely basis, or may not develop products that perform as expected or are priced competitively;

          o these companies may subsequently change the design of their products in a manner that requires substantial additional development by us to keep our products compatible;

          o these companies may develop a fully-integrated solution that alleviates the need for non-integrated products, including our products; and

          o some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships.

     Many of these risks are outside of our control. Any of these risks could materially harm our business, financial condition and results of operations.

     WE MAY BE ACCUSED OF INFRINGING THE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION.

     The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. As the number of competitive products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. To date, we have engaged in correspondence with two third-party holders of patents as a result of such notices. While we believe that our products do not infringe on any valid patents cited in the notices, questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. We cannot assure you that any of these patent holders, or others, will not initiate legal proceedings in the future against us, or that if any proceedings were initiated, we would be successful in defending ourselves. Any proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against us. We cannot assure you that any such royalty or license agreements would be available on terms acceptable to us, if at all.

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

     As of June 30, 2001, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 78% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl are each members of our board of directors and have significant influence in directing the actions taken by our board.

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

     VOLATILITY IN OUR STOCK PRICE COULD RESULT IN CLAIMS AGAINST US.

     The market price of our common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

          o    variations in our results of operations;

          o    changes in our business strategy;

          o    future sales of common stock;

          o the announcement of technological innovations or new products by us, our competitors and others;

          o    market analysts' estimates of our performance;

          o    general market and economic conditions; and

          o equity market conditions and industry-specific equity market trends.

     The public markets have experienced significant volatility that has particularly affected the market prices of securities of many technology and telecommunications companies for reasons that have often been unrelated to financial results. This volatility has and may continue to materially harm the market price of our common stock as well as our visibility and credibility in our markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to immaterial levels of market risk. Revenues from customers located outside of the U.S. represented 62.0% of total revenues for the six months ended June 30, 2001, 55.8% of total revenues in 2000, 51.7% of total revenues in 1999 and 52.2% of total revenues in 1998. To date, a very high percentage of international revenues have been denominated in U.S. dollars, and accordingly, we have not been significantly exposed to fluctuations in currency exchange rates.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Securities and Exchange Commission on May 26, 1999 declared effective the Registration Statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of June 30, 2001, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our 2001 Annual Meeting of Stockholders held on May 16, 2001, our stockholders voted on and approved the following matter:

     The election of two Class I Directors to serve until our 2004 Annual Meeting of Stockholders, or until their successors have been elected and qualified.

          NAME OF NOMINEE          NUMBER OF VOTES FOR           NUMBER OF VOTES WITHHELD
          ---------------          -------------------           ------------------------
          James R. Adams                45,694,654                        46,927
          Grant A. Dove                 45,693,854                        47,727

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT
          NUMBER    EXHIBIT
          -------   -------
            10.1    Renewal, Extension, and Third Amendment to Loan Agreement
                    entered into to be effective as of June 15, 2001, between
                    Bank of America, N.A., f/k/a NationsBank, N.A., and the
                    Company

            10.2    First Amendment to the Inet Technologies, Inc. 1998 Employee
                    Stock Purchase Plan

     (b) We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INET TECHNOLOGIES, INC.

                                By: /s/ Jeffrey A. Kupp
                                    ----------------------------
                                    Jeffrey A. Kupp
                                    Vice President and Chief Financial Officer
                                    (Principal accounting and financial officer)

Date: July 27, 2001

                             INET TECHNOLOGIES, INC.
                                INDEX TO EXHIBITS


          EXHIBIT
          NUMBER    EXHIBIT
          -------   -------
            10.1    Renewal, Extension, and Third Amendment to Loan Agreement
                    entered into to be effective as of June 15, 2001, between
                    Bank of America, N.A., f/k/a NationsBank, N.A., and the
                    Company

            10.2    First Amendment to the Inet Technologies, Inc. 1998 Employee
                    Stock Purchase Plan