Form 10-Q
period 2001-09-30
INET TECHNOLOGIES INC
filed 2001-11-02
CIK 1065351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



         (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

Number of shares of common stock outstanding at November 1, 2001: 46,734,009


                             INET TECHNOLOGIES, INC.
                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Consolidated Balance Sheets ...................................................          3

                  Consolidated Statements of Operations..........................................          4

                  Consolidated Statement of Stockholders' Equity.................................          5

                  Consolidated Statements of Cash Flows..........................................          6

                  Notes to Consolidated Financial Statements ....................................          7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................         11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................         25

Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds .....................................         25

         Item 6.  Exhibits and Reports on Form 8-K...............................................         25

Signatures        ...............................................................................         25


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                      INET TECHNOLOGIES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                              ASSETS

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          2001                2000
                                                                                      ------------        ------------
                                                                                                 (In thousands,
                                                                                               except share data)
Current assets:
  Cash and cash equivalents.........................................................  $   144,950        $   131,419
  Trade accounts receivable, net of allowance for doubtful accounts of $881
    at September 30, 2001 and $1,065 at December 31, 2000...........................       20,822             47,634
  Unbilled receivables..............................................................        2,426              1,925
  Income taxes receivable...........................................................        1,498             12,179
  Inventories.......................................................................       13,368              9,381
  Deferred income taxes.............................................................        1,424              1,667
  Other current assets..............................................................        4,618              3,254
                                                                                      -----------        -----------
          Total current assets......................................................      189,106            207,459
Property and equipment, net.........................................................       20,507             18,408
Other assets........................................................................          175                340
                                                                                      -----------        -----------
          Total assets..............................................................  $   209,788        $   226,207
                                                                                      ===========        ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................  $     1,671        $     4,629
  Accrued compensation and benefits.................................................        2,134              7,885
  Deferred revenues.................................................................       15,866             22,744
  Other accrued liabilities.........................................................        4,544              5,040
                                                                                      -----------        -----------
          Total current liabilities.................................................       24,215             40,298
Deferred tax liability..............................................................          707                489
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares -- 25,000,000
     Issued shares -- None..........................................................           --                 --
  Common stock, $.001 par value:
     Authorized shares -- 175,000,000
     Issued shares -- 46,734,009 at September 30, 2001
       and 46,319,633 at December 31, 2000..........................................           47                 46
  Additional paid-in capital........................................................       71,624             69,935
  Retained earnings.................................................................      113,195            115,439
                                                                                      -----------        -----------
          Total stockholders' equity................................................      184,866            185,420
                                                                                      -----------        -----------
          Total liabilities and stockholders' equity................................  $   209,788        $   226,207
                                                                                      ===========        ===========

        See accompanying notes to consolidated financial statements.

                                             INET TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                       --------------------------- ----------------------
                                                          2001           2000         2001         2000
                                                       ----------    ------------- ----------    --------
                                                              (In thousands, except per share data)

Revenues:
  Product and license fees........................     $   20,145    $   36,410    $   64,686    $   98,893
  Services........................................          5,262         5,015        16,172        12,321
                                                        ---------     ---------     ---------     ---------
       Total revenues.............................         25,407        41,425        80,858       111,214

Cost of revenues:
  Product and license fees........................          8,918         8,017        27,975        21,537
  Services........................................          2,024         2,429         6,701         6,300
                                                        ---------     ---------     ---------     ---------
       Total cost of revenues.....................         10,942        10,446        34,676        27,837
                                                        ---------     ---------     ---------     ---------

           Gross profit...........................         14,465        30,979        46,182        83,377
Operating expenses:
  Research and development........................          8,984         9,194        30,608        24,115
  Sales and marketing.............................          3,968         5,420        14,844        13,634
  General and administrative......................          2,117         3,356         7,387         8,847
  Restructuring...................................             --            --         2,252            --
                                                         --------      --------      --------      --------
       Total operating expenses...................         15,069        17,970        55,091        46,596
                                                        ---------     ---------     ---------     ---------
       Income (loss) from operations..............           (604)       13,009        (8,909)       36,781
Other income (expense):
  Interest income.................................          1,198         2,157         4,735         6,043
  Other expense...................................            (17)          (33)         (113)          (55)
                                                        ---------     ---------     ---------     ---------
       Total other income (expense)...............          1,181         2,124         4,622         5,988
                                                        ---------     ---------     ---------     ---------
       Income (loss) before provision for
          income taxes............................            577        15,133        (4,287)       42,769
Provision (benefit) for income taxes..............           (292)        4,994        (2,043)       14,390
                                                       -----------   ----------    -----------   ----------
       Net income (loss)..........................     $      869    $   10,139    $   (2,244)   $   28,379
                                                       ==========    ==========    ===========   ==========

Earnings (loss) per common share:
       Basic......................................     $     0.02    $     0.22    $    (0.05)   $     0.62
                                                       ==========    ==========    ===========   ==========
       Diluted....................................     $     0.02    $     0.22    $    (0.05)   $     0.61
                                                       ==========    ==========    ===========   ==========

Weighted-average shares outstanding:
       Basic......................................         46,700        46,205        46,595        46,063
                                                       ==========    ==========    ==========    ==========
       Diluted....................................         46,825        46,864        46,595        46,840
                                                       ==========    ==========    ==========    ==========


         See accompanying notes to consolidated financial statements.

                                             INET TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (Unaudited)



                                                        COMMON STOCK          ADDITIONAL                       TOTAL
                                                --------------------------      PAID-IN     RETAINED       STOCKHOLDERS'
                                                    SHARES       AMOUNT         CAPITAL     EARNINGS          EQUITY
                                                -------------  ----------   -------------- -----------     -----------
                                                                  (In thousands, except share data)

Balance at December 31, 2000..............         46,319,633      $ 46       $  69,935      $ 115,439     $  185,420
  Issuance of common stock under stock
    option and stock purchase plans.......            414,376         1           1,689             --          1,690
  Net loss................................                 --        --              --         (2,244)        (2,244)
                                                -------------      ----       ---------      ---------     ----------
Balance at September 30, 2001.............         46,734,009      $ 47       $  71,624      $ 113,195     $  184,866
                                                 ============      ====       =========      =========     ==========


         See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           ----------------------
                                                              2001        2000
                                                           ----------  ----------
                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................   $  (2,244)  $   28,379
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation..........................................       5,361        3,615
  Deferred income taxes.................................         461          267
  Issuance of common stock and stock options
   charged to expense...................................          --          173
  Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable...      26,812       (5,108)
     Increase in unbilled receivables...................        (501)      (1,098)
     (Increase) decrease in income taxes receivable.....       9,410         (847)
     Increase in inventories............................      (3,987)      (3,656)
     Increase in other assets...........................      (1,199)      (2,254)
     Increase (decrease) in accounts payable............      (2,958)       1,880
     Decrease in taxes payable..........................          --         (213)
     Increase (decrease) in accrued compensation
      and benefits......................................      (5,751)       1,889
     Decrease in deferred revenues......................      (6,878)      (4,109)
     Increase (decrease) in other accrued liabilities...        (496)       2,029
                                                           ----------  ----------
Net cash provided by operating activities...............      18,030       20,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.....................      (7,460)      (9,740)
                                                           ---------   -----------
Net cash used in investing activities...................      (7,460)      (9,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon
   exercise of stock options and purchases under
   employee stock purchase plan.........................       2,961        3,332
                                                           ---------   ----------
Net cash provided by financing activities...............       2,961        3,332
                                                           ---------   ----------

Net increase in cash and cash equivalents...............      13,531       14,539
Cash and cash equivalents at beginning of period........     131,419      127,903
                                                           ---------   ----------
Cash and cash equivalents at end of period..............   $ 144,950   $  142,442
                                                           =========   ==========

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid....................................   $     504   $   15,172
                                                           =========   ==========


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

         UNAUDITED INTERIM FINANCIAL STATEMENTS

         We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2000, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2001. Financial results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

         CASH AND CASH EQUIVALENTS

         All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

         INVENTORIES

         Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2001            2000
                                                ------------    ------------

                     Raw materials..........     $     8,038     $    4,183
                     Work-in-process........           1,005            241
                     Finished goods.........           4,325          4,957
                                                 -----------     ----------
                                                 $    13,368     $    9,381
                                                 ===========     ==========

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

         We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services.

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

         We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product support services included in initial licensing fees, are recognized ratably over the contract period. Product support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using vendor-specific objective evidence, or VSOE. Revenues from other services, such as training, are recognized when the services have been completed.

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

  NOTE 2 - RELATED PARTY TRANSACTION

         Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C., to an entity controlled by a related party for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This entity is currently performing services for us for which it is paid a monthly fee per dedicated full-time programmer plus reimbursement of reasonable business expenses. We paid approximately $1.3 million for these services for the nine months ended September 30, 2001, and approximately $0.4 million for the nine months ended September 30, 2000.

  NOTE 3 - RESTRUCTURING

         In March 2001, we recorded a restructuring charge of approximately $0.5 million primarily related to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge primarily consisted of employee severance costs, professional fees and outplacement services. At September 30, 2001, the balance of these costs that remained to be paid totaled approximately $0.1 million.

         In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our softswitch offering, VIA-TM-, and reduced our workforce by approximately 115 employees.
         The reduction affected all areas of the company. We recorded a restructuring charge of approximately $1.7 million, which consisted of employee severance costs of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch product of approximately $0.3 million. At September 30, 2001, the balance of these costs that remained to be paid totaled approximately $0.4 million.

  NOTE 4 - EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                      -----------------------    -----------------------
                                                                         2001         2000          2001          2000
                                                                      ---------     ---------    ----------    ---------
                   Numerator:
                     Net income (loss) for basic and diluted
                       earnings (loss) per share..............        $     869     $  10,139    $  (2,244)    $  28,379
                                                                      =========     =========    ==========    =========
                   Denominator:
                     Denominator for basic earnings (loss) per
                       share-- weighted-average shares........           46,700        46,205       46,595        46,063
                     Dilutive securities:  Employee stock
                       options and purchase rights............              125           659           --           777
                                                                      ---------     ---------    ----------    ---------
                     Denominator for diluted earnings
                       (loss) per share-- adjusted
                       weighted-average shares................           46,825        46,864       46,595        46,840
                                                                      =========     =========    ==========    =========

                   Basic earnings (loss) per common share.....        $    0.02     $    0.22    $   (0.05)    $    0.62
                                                                      =========     =========    ==========    =========

                   Diluted earnings (loss) per common share...        $    0.02     $    0.22    $   (0.05)    $    0.61
                                                                      =========     =========    ==========    =========

  NOTE 5 -  COMPREHENSIVE INCOME

         For all periods presented, we had no material components of comprehensive income other than net income (loss).

   NOTE 6 - SEGMENT INFORMATION

         We operate in a single industry segment, providing communications software solutions and associated services to our customers through our sales personnel and foreign distributors. As a result, the financial information disclosed in this report represents all material financial information related to our sole operating segment. The geographic distribution of our revenues as a percentage of total revenues is as follows:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              ------------------      ------------------
                                                2001      2000          2001       2000
                                              --------   -------      --------   -------

             United States...............        49.5%     48.3%         41.6%     48.0%
             Export:
               Asia/Pacific..............         3.7       3.7           5.9       5.4
               Europe, Middle East and           45.2      40.4          49.1      41.4
                Africa...................
               Other.....................         1.6       7.6           3.4       5.2
                                              --------   -------      --------   -------
                 Total export revenue            50.5      51.7          58.4      52.0
                                              --------   -------      --------   -------
                                                100.0%    100.0%        100.0%    100.0%
                                              ========   =======      ========   =======

         For the three months ended September 30, 2001, revenues from each of three customers accounted for more than 10% of total revenues. For the three months ended September 30, 2000, revenues from one customer accounted for more than 10% of total revenues. For the nine months ended September 30, 2001, revenues from one customer accounted for more than 10% of total revenues. For the nine months ended September 30, 2000, revenues from each of two customers accounted for more than 10% of total revenues.

         We have no significant long-lived assets deployed outside of the United States.

  NOTE 7 - PROVISION FOR INCOME TAXES

         Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason the effective annualized tax rate for 2001 differs from the 35 percent statutory corporate tax rate is due to decreased income levels combined with tax benefits such as the research and development tax credit.

  NOTE 8 - DERIVATIVES

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

  NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, FASB, issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. We do not anticipate that adoption of these standards will have a material effect on our financial statements.

         In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We do not anticipate that adoption of this standard will have a material effect on our financial statements.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which changes the criteria for assets-held-for-sale and changes the reporting requirements for the disposal of a business segment. We do not anticipate that adoption of this standard will have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE FOLLOWING:

         o OUR FINANCIAL RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE FUTURE;

         o WE COULD BE MATERIALLY HARMED IN THE EVENT OF A CONTINUED GENERAL ECONOMIC SLOWDOWN;

         o WE COULD BE MATERIALLY HARMED IN THE EVENT OF A REVERSAL OR SLOWDOWN IN THE PACE OF THE PRIVATIZATION, RESTRUCTURING OR DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY, A CONTINUED SIGNIFICANT SLOWDOWN IN THE GROWTH OF THAT INDUSTRY OR CONSOLIDATIONS INVOLVING OUR CURRENT OR PROSPECTIVE CUSTOMERS;

         o ANY REDUCTION IN DEMAND FOR OUR NETWORK INTELLIGENCE, BUSINESS INTELLIGENCE AND DIAGNOSTICS SOLUTIONS COULD MATERIALLY HARM OUR BUSINESS;

         o WE COULD BE MATERIALLY HARMED IF THE MARKET FOR CONVERGING AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO GROW AS WE CURRENTLY ANTICIPATE;

         o INCREASED COMPETITION IS LIKELY TO RESULT IN FURTHER PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE; AND

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

         OVERVIEW

         We were founded in 1989 and during the early years of our operations we focused primarily on developing and selling diagnostics tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostics solution, Spectra-TM-, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our network intelligence solution, the GeoProbe-TM-, in late 1995. Beginning in late 1999 and into 2001, we introduced a suite of business intelligence solutions called IT:seven-TM-. These applications enable carriers to protect and generate additional revenues within their networks and at interconnection boundaries. In June 2001, we introduced our next-generation diagnostics solution, Spectra2 MG-TM-. We continue to focus significant resources on the development of enhancements, new features and new applications for our existing product areas.

         Historically, we have generated substantially all of our revenues from sales of our network intelligence and diagnostics solutions. Specifically, revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. We expect revenues from our network intelligence and business intelligence offerings to continue to represent a majority of our revenues given the relatively higher growth rates expected for these solutions. Our remaining revenues are derived from services relating to these and other products. These services include training, warranty and product support.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of operations expressed as a percentage of total revenues. The financial results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                                         ----------------------    ----------------------
                                                                           2001          2000        2001          2000
                                                                         ---------    ---------    ---------     --------
                Revenues:
                  Product and license fees.........................          79.3%        87.9%        80.0%        88.9%
                  Services.........................................          20.7         12.1         20.0         11.1
                                                                           ------       ------       ------       ------
                    Total revenues.................................         100.0        100.0        100.0        100.0
                Cost of revenues:
                  Product and license fees.........................          35.1         19.3         34.6         19.4
                  Services.........................................           8.0          5.9          8.3          5.6
                                                                           ------       ------       ------       ------
                    Total cost of revenues.........................          43.1         25.2         42.9         25.0
                                                                           ------       ------       ------       ------
                  Gross profit.....................................          56.9         74.8         57.1         75.0
                Operating expenses:
                  Research and development.........................          35.4         22.2         37.8         21.7
                  Sales and marketing..............................          15.6         13.1         18.4         12.3
                  General and administrative.......................           8.3          8.1          9.1          7.9
                  Restructuring....................................            --           --          2.8           --
                                                                           ------       ------       ------       ------
                    Total operating expenses.......................          59.3         43.4         68.1         41.9
                                                                          -------      -------      -------      -------
                Income (loss) from operations......................          (2.4)        31.4        (11.0)        33.1
                Other income.......................................           4.7          5.1          5.7          5.4
                                                                          -------      -------      -------      -------
                Income (loss) before provision for income taxes....           2.3         36.5         (5.3)        38.5
                Provision (benefit) for income taxes...............          (1.1)        12.0         (2.5)        13.0
                                                                          --------     -------      --------     -------
                Net income (loss)..................................           3.4%        24.5%        (2.8)%       25.5%
                                                                          =======      =======      ========     =======

         REVENUES

         PRODUCT AND LICENSE FEES. Revenues from product and license fees decreased 44.7% to $20.1 million for the three months ended September 30, 2001 from $36.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenues from product and license fees decreased 34.6% to $64.7 million from $98.9 million for the nine months ended September 30, 2000. The decline in revenues from product and license fees is primarily attributable to lower sales volume reflecting a decrease in demand for our solutions, which is primarily driven by the slowdown in the economy, and also to a lesser extent relatively lower sales prices for certain basic applications of our network intelligence solutions.

         SERVICES. Revenues from services consisted primarily of recurring fees associated with product support services and increased 4.9% to $5.3 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenues from services increased 31.3% to $16.2 million from $12.3 million for the nine months ended September 30, 2000. The increase in services revenues is due to an increase in the number of customers and a larger installed base of products.

         CONCENTRATION OF REVENUES. For the three months ended September 30, 2001, three customers each accounted for more than 10% of total revenues. For the three months ended September 30, 2000, revenues from one customer accounted for more than 10% of total revenues. For the nine months ended September 30, 2001, revenues from one customer accounted for more than 10% of total revenues. For the nine months ended September 30, 2000, revenues from two customers each accounted for more than 10% of total revenues.

         INTERNATIONAL REVENUES. For the three months ended September 30, 2001, international revenues accounted for 50.5% of total revenues compared to 51.7% of total revenues for the three months ended September 30, 2000. For the nine months ended September 30, 2001, international revenues accounted for 58.4% of total revenues compared to 52.0% of total revenues for the nine months ended September 30, 2000. Variations in the percentage of total revenues derived from international markets may occur given that a large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next.

         COST OF REVENUES

         PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware expenses and personnel and overhead costs related to the manufacturing, integration and installation of our products. Cost of product and license fees was $8.9 million, or 35.1% of total revenues, for the three months ended September 30, 2001, compared to $8.0 million, or 19.3% of total revenues, for the three months ended September 30, 2000. The increase in absolute dollars is primarily related to increased costs for third-party contract labor and increased reserves for excess and obsolete inventory. The increase as a percentage of total revenues was primarily attributable to increased costs for third party contract labor and increased reserves for excess and obsolete inventory as well as the decreased level of revenues.

         For the nine months ended September 30, 2001, cost of product and license fees was $28.0 million, or 34.6% of total revenues, compared to $21.5 million, or 19.4% of total revenues, for the nine months ended September 30, 2000. The increase in absolute dollars resulted primarily from increased hardware costs, increased costs for third-party contract labor, increased reserves for excess and obsolete inventory, increased personnel costs due to higher average headcount and costs associated with the decision to cancel purchase commitments for certain product components. The increase in hardware costs reflects lower margins primarily for our GeoProbe solutions and increased costs associated with supporting new versions of our GeoProbe solutions. The increase as a percentage of total revenues was attributable to these factors combined with the decreased level of revenues.

         SERVICES. Cost of services consists of expenses, primarily personnel costs, related to product support, training, and warranty and non-warranty work. Cost of services was $2.0 million, or 8.0% of total revenues, for the three months ended September 30, 2001 and $2.4 million, or 5.9% of total revenues, for the three months ended September 30, 2000. Cost of services was $6.7 million, or 8.3% of total revenues, for the nine months ended September 30, 2001 and $6.3 million, or 5.6% of total revenues, for the nine months ended September 30, 2000. Cost of services as a percentage of total revenues has historically fluctuated as a result of the relative mix of product support, training and warranty and non-warranty work for a specific period.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel, contract labor, travel and facilities costs. These expenses decreased to $9.0 million for the three months ended September 30, 2001 from $9.2 million for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenues were 35.4% for the three months ended September 30, 2001 and 22.2% for the three months ended September 30, 2000. The increase as a percentage of total revenues was attributable primarily to the decreased level of revenues.

         For the nine months ended September 30, 2001, research and development expenses increased to $30.6 million from $24.1 million for the comparable prior-year period. The increase in absolute dollars was primarily due to increased average headcount, higher average wage levels required to retain qualified technical and engineering personnel and greater use of third-party research and development. Research and development expenses as a percentage of total revenues were 37.8% for the nine months ended September 30, 2001, and 21.7% for the nine months ended September 30, 2000. The increase as a percentage of total revenues was attributable to these factors combined with the decreased level of revenues.

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

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel, travel, facilities and marketing expenses such as trade shows and advertising expenses. These expenses decreased to $4.0 million for the three months ended September 30, 2001 from $5.4 million for the three months ended September 30, 2000. The decrease in absolute dollars was primarily attributable to a decrease in sales commissions due to lower order levels and cost reduction efforts primarily related to travel. Sales and marketing expenses as a percentage of total revenues were 15.6% for the three months ended September 30, 2001 and 13.1% for the three months ended September 30, 2000. The increase as a percentage of total revenues was attributable primarily to the decreased level of revenues.

         Sales and marketing expenses increased to $14.8 million for the nine months ended September 30, 2001 from $13.6 million for the nine months ended September 30, 2000. The increase was primarily due to increased personnel costs related to increased average headcount. Sales and marketing expenses as a percentage of total revenues were 18.4% for the nine months ended September 30, 2001, and 12.3% for the nine months ended September 30, 2000. The increase as a percentage of total revenues was attributable to the combination of the increase in personnel costs from increased average headcount and the decreased level of revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel, facilities and other costs of our finance, administrative and executive departments, as well as professional fees and expenses associated with legal and accounting requirements. These expenses decreased to $2.1 million for the three months ended September 30, 2001 from $3.4 million for the three months ended September 30, 2000. The decrease in absolute dollars was primarily related to decreased incentive compensation and decreased professional fees. General and administrative expenses as a percentage of total revenues were 8.3% for the three months ended September 30, 2001 and 8.1% for the three months ended September 30, 2000. The slight increase as a percentage of total revenues was attributable to the decreased level of revenues.

         General and administrative expenses decreased to $7.4 million for the nine months ended September 30, 2001 from $8.8 million for the nine months ended September 30, 2000. The decrease in absolute dollars was primarily related to decreased incentive compensation and decreased professional fees. General and administrative expenses as a percentage of total revenues were 9.1% for the nine months ended September 30, 2001 and 7.9% for the nine months ended September 30, 2000. The increase as a percentage of total revenues was attributable to the decreased level of revenues.

         RESTRUCTURING COSTS. We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million primarily related to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge primarily consisted of employee severance costs, professional fees and outplacement services. At September 30, 2001, the balance of these costs that remained to be paid totaled approximately $0.1 million.

         In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended September 30, 2001 of approximately $1.7 million, which consisted of employee severance costs of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. At September 30, 2001, the balance of these costs that remained to be paid totaled approximately $0.4 million.

         OTHER INCOME

         Other income is primarily interest income earned on our cash and cash equivalents. Other income was $1.2 million for the three months ended September 30, 2001 compared to $2.1 million for the three months ended September 30, 2000. Other income was $4.7 million for the nine months ended September 30, 2001 compared to $6.0 million for the nine months ended September 30, 2000. The decrease for both the three- and nine-month periods ended September 30, 2001 is primarily attributable to the overall decrease in interest rates paid on our investments.

         PROVISION FOR INCOME TAXES

         We recorded an income tax benefit of $0.3 million for the three months ended September 30, 2001 compared to income tax expense of $5.0 million for the three months ended September 30, 2000. Our effective tax rates for these periods were (50.6%) and 33.0%, respectively. We recorded an income tax benefit of $2.0 million for the nine months ended September 30, 2001 compared to income tax expense of $14.4 million for the nine months ended September 30, 2000. Our effective tax rates for these periods were 47.7% and 33.6%, respectively. Federal income taxes for the interim periods presented have been calculated on the basis of an estimated annual rate. Our effective tax rates for 2001 differ from the 35% U.S. statutory rate primarily due to decreased income levels combined with the availability of the research and development tax credit.

         LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations. We had working capital of $164.9 million at September 30, 2001 and $167.2 million at December 31, 2000. At September 30, 2001, we had $145.0 million in cash and cash equivalents, an increase of $13.6 million from $131.4 million in cash and cash equivalents at December 31, 2000. The increase in cash and cash equivalents is primarily attributable to a decrease in trade accounts receivable due to collections on these accounts, receipt of an income tax refund and proceeds from the issuance of common stock as a result of the exercise of stock options and purchases under our employee stock purchase plan.

         Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2001, compared to $20.9 million during the same period in 2000. Net cash provided by operating activities resulted primarily from a decrease in trade accounts receivable due to collections of these accounts and a decrease in income taxes receivable.

         Net cash used in investing activities was $7.5 million for the nine months ended September 30, 2001 compared to $9.7 million during the same period in 2000. Net cash used in investing activities for both periods related to purchases of property and equipment.

         Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2001 and $3.3 million during the same period of 2000. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock as a result of the exercise of stock options and purchases under our employee stock purchase plan.

         Our revolving credit facility expired on August 15, 2001, and was not renewed or replaced.

         At September 30, 2001, we had no material commitments for capital expenditures.

         Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid. Absent any such acquisition or joint venture, we anticipate that current cash balances combined with potential cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

         RISK FACTORS

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

         If any of the following risks actually occur, they could materially adversely affect our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

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

            o    the capital spending patterns of our customers;

            o the relative percentages of products sold through our direct and indirect sales channels;

            o customer order deferrals in anticipation of enhancements or new products;

            o the timing of and level of our investments in research and development activities;

            o    changes in, and our ability to implement, our strategy; and

            o    other risks described below.

         Furthermore, a significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our financial results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term, and cannot be quickly reduced to respond to unanticipated decreases in revenues.

         A significant portion of our revenues is derived from a small number of transactions. Any delay in the implementation of one or more large transactions could materially harm our financial results in a particular quarter.

         Our financial results also are likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. These adverse economic conditions are expected to alter current or prospective customers' capital spending priorities or budget cycles, or extend our sales cycle with respect to some of our customers. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. In addition, our financial results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year and revenues in our first quarter tending to be consistent with, or decreasing from, the level achieved in the preceding quarter. We believe that this seasonality has been due to the capital appropriation practices of many of our customers; however, it is unclear how these historical trends will be affected by the slowdown in the telecommunications industry.

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

         We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. Since early 2001, we and a number of other companies have experienced reduced spending by telecommunications carriers and equipment manufacturers. Our business, financial condition and results of operations could be materially harmed in the event of a further significant slowdown in this industry or in the event there are consolidations of our current or prospective customers. Slowdowns in spending often cause delays in sales and installations and could cause cancellations, any of which would harm our financial results in a particular period.

         CHANGES OR DELAYS IN THE IMPLEMENTATION OF OUR PRODUCTS COULD HARM OUR FINANCIAL RESULTS.

         Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, unless we have significant additional obligations. Customer- or Inet-caused delays in the commencement or completion of scheduled product installations, which from time to time result from site-readiness delays, lack of resources or other issues and lengthening of implementation schedules due to the introduction of new features or applications, could materially harm our financial results. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, revenue will generally not be recognized until acceptance. For new products, we typically recognize revenue upon acceptance until a track record of installation is achieved, after which revenue recognition generally is tied to completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure or delay in receiving such acceptance could harm our expected financial results for a particular period.

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

         THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD HARM OUR QUARTERLY FINANCIAL RESULTS.

         Sales of our network intelligence and business intelligence products and solutions are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level employee. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these or other factors, the sales cycle for our solutions is long, historically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostics solutions, and we have experienced lengthening sales cycles during the current soft economy. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm anticipated financial results in a particular quarter, particularly if there are significant sales and marketing expenses associated with any deferred or lost sales.

         ANY DECREASE IN DEMAND FOR OUR PRODUCTS COULD SIGNIFICANTLY DECREASE OUR SALES.

         Our principal products, the GeoProbe, IT:seven and Spectra, generate substantially all of our revenues today and are expected to continue to account for substantially all of our revenues for the foreseeable future. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. Any further downturn in the demand for our products would materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for the GeoProbe, IT:seven and/or Spectra.

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

         COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

         Competition for all of our solutions is intense and is expected to continue and in some cases intensify in the future. We compete with a number of U.S. and international suppliers that vary in size, and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition is likely to result in price reductions, reduced margins and loss of market share.

         RAPID GROWTH AND EXPANSION OF OUR BUSINESS MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

         We have historically experienced rapid and significant growth that has placed, and may in the future place, a significant strain on our management, information systems and operations. Any significant additional growth will require us to improve our financial, operational and management information and control systems and procedures.

         We anticipate that growth, if any, could require us to recruit and hire a substantial number of new employees, particularly sales and marketing personnel and technical personnel with signaling and IP knowledge and experience, both in the U.S. and internationally. Competition for personnel is intense, and we have at times experienced difficulty in recruiting qualified personnel. We historically have filled a portion of our new personnel needs with non-U.S. citizens holding temporary work visas that allow these individuals to work in the U.S. for only a limited period of time. Accordingly, any change in U.S. immigration policy further limiting the issuance of temporary work visas could adversely affect our ability to recruit new personnel. Furthermore, the addition of significant numbers of new personnel requires us to incur significant start-up expenses, including recruiting fees, procurement of office space and equipment, and initial training costs; and, we often experience low utilization rates with new personnel. We may be unable to successfully recruit or retain additional personnel as needed. In addition, the start-up expenses incurred in connection with the hiring of additional personnel could harm our future financial results.

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

         To date, a very high percentage of international sales have been denominated in U.S. dollars, and accordingly we have not been significantly exposed to fluctuations in non-U.S. currency exchange rates. As a result, our revenues in international markets may be harmed by a strengthening U.S. dollar. However, we expect that in future periods a greater portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to exchange rate gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging arrangements. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

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

         OUR INVENTORY MAY BECOME OBSOLETE OR UNUSABLE.

         We make advance purchases of various component parts in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components and the demand for our products that incorporate them, or changes in our business strategy that reduce our need for these components could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business.

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

         As of September 30, 2001, our three founders, Samuel S. Simonian, Elie
         S. Akilian and Mark A. Weinzierl, beneficially owned approximately 78% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together, could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl are members of our board of directors and have significant influence in directing the actions taken by our board.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to immaterial levels of market risk. Revenues from customers located outside of the U.S. represented 58.4% of total revenues for the nine months ended September 30, 2001, 55.8% of total revenues in 2000, 51.7% of total revenues in 1999 and 52.2% of total revenues in 1998. To date, a very high percentage of international revenues have been denominated in U.S. dollars, and accordingly, we have not been significantly exposed to fluctuations in currency exchange rates.

         Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." Accordingly, our future results could be materially harmed by these or other factors.

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

PART II.    OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of September 30, 2001, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - None

         (b) We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INET TECHNOLOGIES, INC.


                               By:  /s/ JEFFREY A. KUPP
                                    -----------------------------------------
                                    Jeffrey A. Kupp
                                    Vice President and Chief Financial Officer
                                    (Principal accounting and financial officer)


Date:  November 2, 2001