Form 10-K
period 2001-12-31
INET TECHNOLOGIES INC
filed 2002-02-28
CIK 1065351

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2001
                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24707

                             ----------------------

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

                             ----------------------

         Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

                             ----------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER
PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS
BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES _X_  NO ___

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ___

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JANUARY 31, 2002 WAS $119,938,632.

      THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF THE REGISTRANT ON FEBRUARY 26, 2002 WAS 46,879,538.

                       DOCUMENTS INCORPORATED BY REFERENCE

      CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE DELIVERED TO STOCKHOLDERS IN CONNECTION WITH THE REGISTRANT'S 2002 ANNUAL MEETING OF STOCKHOLDERS.

--------------------------------------------------------------------------------

                                          INET TECHNOLOGIES, INC.
                                                  FORM 10-K
                                              TABLE OF CONTENTS

                                                                                                        PAGE
                                                    PART I                                              ----

Item 1.  Business...................................................................................       1
Item 2.  Properties.................................................................................      17
Item 3.  Legal Proceedings..........................................................................      17
Item 4.  Submission of Matters to a Vote of Security Holders........................................      18

                                                    PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................      18
Item 6.  Selected Financial Data....................................................................      19
Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................      19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................      37
Item 8.  Financial Statements and Supplementary Data................................................      37
Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure............................................................      37

                                                   PART III
Item 10. Directors and Executive Officers of the Registrant.........................................      38
Item 11. Executive Compensation.....................................................................      38
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................      38
Item 13. Certain Relationships and Related Transactions.............................................      38

                                                    PART IV
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.............................      38

Signatures..........................................................................................      41


                                     PART I

ITEM 1.  BUSINESS.

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN HISTORICAL OR CURRENT FACTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR BUSINESS STRATEGY, PLANS AND OBJECTIVES OF MANAGEMENT AND OUR FUTURE PROSPECTS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE EXPECTATIONS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE FOLLOWING:

   - OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER IN THE FUTURE;

   - WE COULD BE MATERIALLY HARMED IN THE EVENT OF A FURTHER GENERAL ECONOMIC SLOWDOWN, A REVERSAL OR SLOWDOWN IN THE PACE OF THE PRIVATIZATION, RESTRUCTURING OR DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY, A CONTINUED SLOWDOWN IN THE GROWTH OF THAT INDUSTRY OR CONSOLIDATIONS INVOLVING OUR CURRENT OR PROSPECTIVE CUSTOMERS;

   - WE COULD BE MATERIALLY HARMED BY ANY REDUCTION IN DEMAND FOR OUR NETWORK INTELLIGENCE, BUSINESS INTELLIGENCE AND DIAGNOSTICS SOLUTIONS;

   - WE COULD BE MATERIALLY HARMED IF THE MARKET FOR CURRENT- AND NEXT-GENERATION NETWORK SOLUTIONS FAILS TO GROW AS WE CURRENTLY ANTICIPATE;

   - EXPECTED INCREASED COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE; AND

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

OVERVIEW

   Inet Technologies, Inc. is a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services. These communications sessions include phone calls, dial-up internet access and other service transactions and sessions. Our solutions also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We provide these comprehensive offerings through our network intelligence, business intelligence and diagnostics solutions.

   - NETWORK INTELLIGENCE SOLUTIONS - Our network intelligence solutions include the GeoProbe-TM- and the GeoProbe Mobile-TM-. The GeoProbe provides real-time, network-wide monitoring of a carrier's Common Channel Signaling System #7, or SS7, and next-generation networks. The GeoProbe's monitoring applications enable early warning of network faults, collection of network performance statistics for evaluations, real-time call or session tracing and troubleshooting. These applications are used by carriers to optimize the performance and monitor the health of their networks, as well as to protect the security and integrity of their networks from unauthorized access. The GeoProbe also serves as a data-forwarding engine for our IT:seven-TM- business intelligence solutions. Our network intelligence solution for wireless networks, the GeoProbe Mobile, gives carriers, in real time, a comprehensive, end-to-end view of their networks whether they employ Global System for Mobile Communications, or GSM, IS-41 or General Packet Radio Service (wireless data), or GPRS, technologies to direct traffic. The GeoProbe Mobile's non-intrusive monitoring capabilities enable the carrier to improve service quality, minimize time-to-market of new services, enhance roaming profitability, introduce revenue-generating, location-based services and help protect the network against fraud and cyber terrorism.

   - BUSINESS INTELLIGENCE SOLUTIONS - Our IT:seven suite of business intelligence solutions addresses the areas of revenue assurance, customer care and Quality of Service, or QoS. These solutions create business intelligence information by leveraging data collected from a carrier's signaling network. We currently offer four primary IT:seven applications - GeoBill-TM-, GeoCare-TM-, GeoConnect-TM- and GeoRoam-TM-. The IT:seven suite of applications provides reconciliation of billing between carriers, service quality reports detailing interconnect partner or roaming performance, and marketing data identifying trends relative to services, interconnect partners and customers.

   - DIAGNOSTICS SOLUTIONS - We currently offer three products in the diagnostics area - the Spectra-TM- and the Spectra Trunk Tester-TM-, which address current-generation networks, and the Spectra2 MG-TM-, which addresses next-generation networks. Our Spectra products have been purchased by approximately 550 companies worldwide for commissioning, interoperability testing and on-going maintenance of SS7, ISDN and X.25 telecommunications networks, as well as the development of revenue-generating services. These multi-protocol analyzers provide diagnostic, emulation and load generation capabilities for use by service providers or equipment manufacturers in the design, deployment, commissioning and diagnosis of current- and next-generation signaling networks and related elements. The Spectra Trunk Tester measures the quality of packetized and circuit-switched voice networks under extreme pressure, stressing networks with up to 1.8 million calls per hour, while simultaneously generating test calls that inject and detect tones on digital voice channels. The Spectra2 MG addresses next-generation networks using H.323, Session Initiation Protocol, or SIP, Media Gateway Control Protocol, or MGCP, and SIGTRAN protocols and also performs packet media QoS testing. Spectra2 MG provides developers, carriers and manufacturers the ability to verify the performance of media gateways, softswitches, SIP servers and other elements of next-generation networks. The Spectra2 MG is capable of conformance testing and call generation on one platform. Together, our diagnostics products support over 450 national, international and proprietary protocol variants.

   Founded in 1989, our mission is to be a leading provider of network intelligence, business intelligence and diagnostics solutions for current- and next-generation communications networks worldwide. Key elements of our strategy to achieve this objective include:

    - expanding our global market share in key geographic regions and market segments;

    - maintaining a high level of repeat business with our existing customers;

    - introducing new products and enhancements to existing product offerings to facilitate growth; and

    - continuing to invest in research and development to differentiate our offerings and broaden our product portfolio.

   As of December 31, 2001, we had sold our solutions to approximately 600 customers in more than 50 countries. Our target customers include current- and next-generation wireline and wireless carriers as well as communications equipment manufacturers throughout the world. A partial list of our carrier customers includes AT&T, British Telecom, Deutsche Telekom, Eircom Ireland, Intelig, KPN Telecom, Level 3, mmO2 (formerly BT Cellnet), Orange Communications, Qwest Communications, Sprint, Swisscom Fixnet, Swisscom Mobile, Telefonica Moviles, Telenor, TTNet and Worldcom. A partial list of our equipment manufacturer customers includes Alcatel, Cisco, Lucent, Motorola, Nokia and Nortel.

INDUSTRY BACKGROUND

THE TELECOMMUNICATIONS INDUSTRY

   Historically, telecommunications carriers operated in a highly regulated environment with little or no competition. During the past two decades, governments worldwide have deregulated, or are in the process of deregulating, the telecommunications industry. Deregulation increases the competitive landscape by allowing the emergence of competitive communications carriers. New entrants to the global communications landscape include competitive long distance and local exchange carriers; Internet Protocol, or IP, next-generation network providers; Internet Service Providers, or ISPs; competitors to government post, telephone and telegraph companies, or PTTs, and other licensed operators outside the U.S.; wireless carriers; and communications service resellers such as prepaid calling card providers. This competitive environment has put pressure on all telecommunications carriers to protect or grow revenues, reduce operating costs, improve service performance levels and quickly introduce new and enhanced services.

   Increased competition has forced communications carriers to differentiate themselves by providing advanced, value-added services and features while delivering a high level of quality of service to their customers. Examples of these value-added services include toll-free "800" numbers, virtual private networks, prepaid calling cards, caller ID, three-way calling, customized routing and billing, voice messaging, Local Number Portability, or LNP, and internet access.

   Competition and the growth of internet traffic are also forcing carriers to better manage and control their network operating costs and capital spending. Carriers must efficiently provision, monitor and bill for multiple services to both manage expenses and enhance services to their customers. As current- and next-generation networks are integrated, carriers need end-to-end management and interoperability solutions to prevent compromised network security and service quality degradation.

   Communications networks operate in real time and are mission-critical to their end users and, as a result, communications carriers must provide the highest quality and reliability of services to remain competitive. This competition is forcing carriers to more closely examine the performance of their service levels. The ability to provide high performance services to customers is a key to minimizing customer turnover, or churn, in a carrier's customer base.

SS7 AND MODERN COMMUNICATIONS NETWORK ARCHITECTURES

   The following discussion of the evolution of communications networks and related signaling is provided to help illustrate the increased complexity of these networks as they have evolved and the specific needs that our solutions address.

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

   The first generation of telephone networks was designed to pass both call content and signaling over a single internal network path, called a trunk, from the source of the call to the called destination. Signaling information was passed in a single path through audio tones or voltage changes on the telephone line or trunk connection. However, this single path method of transferring both call content and signaling became inefficient and unreliable as network traffic grew, leading to network congestion and reduced service quality. Single path signaling also inhibited or prevented many advanced service offerings because the control information could not be separated easily from the call content flowing over a trunk.

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

   Traditional signaling networks are based on a globally standardized architecture and set of protocols called SS7, or sometimes referred to internationally as C7. Since the mid-1980s, SS7 has been implemented by telecommunications carriers worldwide, including incumbent carriers, emerging competitive service providers, ISPs and wireless carriers. SS7 utilizes digital packet-switching technology and is designed to be robust, flexible and scalable, enabling telecommunications carriers to provide new services quickly and to optimize the network bandwidth used for trunk connections. When a call is placed, the originating location's call switching equipment uses the SS7 network to look ahead and determine whether the destination is busy or otherwise unavailable before allocating a trunk to the call and connecting both parties. This look ahead operation also enables information such as caller ID to be passed before the call is actually connected. The SS7 network's speed and power allow these operations to occur almost instantly, which significantly reduces the time required to process each call and improves service to the end user.

   The movement of carriers towards next-generation networks is driven primarily by the potential to dramatically reduce the cost of switching and control infrastructure. This opportunity has not previously been available to carriers, but recent advances in packet technology and semiconductors have enabled the emergence of a new breed of packet switching, which provides very attractive cost savings to carriers. The challenge to carriers is how to effectively merge this new and dissimilar technology with their existing and substantial investment in traditional circuit switches. This technology will initially interoperate with and eventually may replace the current networks over an extended period of time.

   The network intelligence that SS7 provides in current networks is the keystone to the adoption of these next-generation packet networks. For current- and next-generation networks to interoperate successfully, SS7 must interact with its signaling peer in the IP environment and enable calls to be exchanged between these two different types of networks. This interaction occurs through network infrastructure, and may be managed and maintained with solutions such as our GeoProbe and Spectra. Natively within the next-generation packet network, the intelligence for control is carried in virtual channels, which are comparable to SS7 signaling links in the current networks. The protocol or language of this intelligence may take many forms, such as MGCP or SIP. Collectively, SS7, MGCP, SIP and other languages formulate the intelligence of current- and next-generation networks. These languages route and connect calls among similar, as well as between dissimilar, networks.

   Signaling is also critical in wireless communications. In fact, wireless networks are inherently more complex than wireline networks. As a result, there is a greater volume of signaling messages required to handle roaming, customer authentication and wireless transactions in addition to basic call setup.

   For a wireless network installed today, the principle network elements that transmit signaling traffic include:

- MOBILE SERVICES SWITCHING CENTER, OR MSC. Similar to a switch in the circuit-switched network, the MSC handles voice and SMS traffic and ensures that it is routed correctly. MSCs communicate with other network elements in the same network and in other mobile networks. The Gateway MSC is also the connection point between a wireless network and the Public Switched Telephone Network, or PSTN, enabling wireline and mobile phone users to communicate with each other.

- BASE STATION SUBSYSTEM, OR BSS. Provides the connection between the MSC and mobile devices. The BSS, also called a base station, handles all wireless communications within pre-defined areas, called "cells." The base station handles such functions as selecting the best frequency for communicating with the mobile device, and handing-off a mobile device from one cell to another as the user moves between cells.

- MOBILE DEVICE. Typically a mobile or cellular phone, but could also be a wireless-enabled Personal Digital Assistant, or PDA, a computer, or other specialized equipment that uses wireless communications. The mobile device transmits and receives information to and from the base station nearest its current location.

   Large tracking databases called registers are continuously updated to reflect changes in the network regarding mobile devices and their users. The primary registers include:

- EQUIPMENT IDENTITY REGISTER, OR EIR. Keeps track of the individual mobile devices that can be used in the network, and provides authentication information used to verify identity.

- HOME LOCATION REGISTER, OR HLR. Keeps track of the location, capabilities and billing information for each subscriber.

- VISITOR LOCATION REGISTER, OR VLR. Keeps track of the detailed location of users, and maintains subscriber based information for the MSC. This device is typically co-located with the MSC.

- SHORT MESSAGE SERVICE CENTER, OR SMSC. Provides the transfer of SMS messages to and from mobile devices. The SMSC receives the short message from the sender and forwards it to the recipient after the recipient's location has been determined. If the recipient cannot be located or if the mobile device is turned off, the SMSC stores the message for later delivery.

   Wireless carriers use the signaling network to transport the information needed to establish a voice call, in addition to the information to perform wireless transactions such as those described below. Wireless transactions are increasing in importance as the adoption of data services using mobile devices continues to increase. One of the most popular wireless transaction types is Short Message Service, or SMS. SMS messages are transactions sent through a wireless carrier's signaling network. According to the GSM Association, over 30 billion SMS messages are sent in a month on a global basis.

   A wireless carrier performs many transactions transparent to the user that are associated with any mobile device whether or not it is in use. Examples include:

- REGISTRATION TRANSACTIONS. Ensures that the mobile device is one that is registered to the network and calls made will be billable.

- LOCATION UPDATE TRANSACTIONS. Updates a user's location so that the HLR can route calls directly to the nearest location's MSC.

- AUTHENTICATION TRANSACTIONS. Checks the unique identification of a mobile device against a list of non-approved or stolen equipment.

   Wireless networks, including signaling, are in a state of evolution. The vision of seamless integration of voice, data and video can only be realized through the future generations of wireless technology and signaling transactions. Wireless carriers are moving to adopt and deploy next-generation wireless network technology that will be used to carry multimedia communications. As carriers add transaction-based and integrated voice-data services, the signaling network will begin to play an even larger role than it does today and its complexity will only continue to increase.

   WIRELESS: AN ILLUSTRATIVE EXAMPLE

   In order to better illustrate the critical role of signaling in a wireless network and to demonstrate the complexity of a wireless network, consider the example of a user in France, who is visiting from Germany, who wishes to call the Inet office in Germany.

   The visitor from Germany has just turned on his mobile phone. After powering up, the phone transmits a signaling transaction to the closest base station. The base station receives the signaling transaction and requests registration in the French network. The base station is responsible for notifying the VLR that there is a user in the French network from Germany. The VLR, in another series of signaling transactions, communicates with the HLR in Germany to ensure that this user's phone is registered in the home network, has not been listed as stolen and has roaming authorization in the visited network.

   After these initial transactions are completed, the mobile phone is authorized to make a call. The user dials the Inet office in Germany and places the call. The base station receives the calling information and communicates with the MSC, which sets up the call using SS7 transactions. The calling route is identified from the mobile network in France, through a wireline carrier to the German office.

   While they are speaking over the phone, the mobile user begins traveling in a taxi. The base station is continuously keeping track of the user's location through a series of signaling transactions. The base station hands-off the call to another base station when the user leaves the original cell where the call was established. The hand-off transactions reoccur as the mobile user moves from one cell to another, while the call is in process and even after the call is complete.

   During the call to Inet's German office, the mobile user requested revised flight information for his return trip later that day. So that he would have it for quick reference later, the staff at the German office agreed to send an SMS text message with the new flight information. The staff in the German office types the message on a mobile phone, enters the phone number of the person in France and sends the message. The message is directed to an SMSC in the German network. The SMSC looks at the HLR and finds that the recipient is roaming in a French network. The SMSC determines the best route for the SMS message. The message is then carried over the signaling network, from the mobile network in Germany to the mobile network in France where it is delivered to the mobile user.

THE NEED FOR SIGNALING NETWORK MANAGEMENT AND OPTIMIZATION SOLUTIONS FOR COMMUNICATIONS NETWORKS

   Our solutions provide carriers the intelligence needed to proactively manage their networks in today's complex environment.

   As the example above illustrates, even a relatively simple transaction like a wireless call requires a sophisticated series of signaling network operations. Long-distance authorization codes, prepaid calling cards, "800" and other advanced services increase the number of signaling messages required for each network session, which in turn tends to increase the number of elements, the complexity of the elements and the links required in the network. As carriers roll out new services within their networks, the complexity of the networks increase, which makes network management more of a challenge. As previously described, network complexity is especially an issue for wireless carriers as their networks generate more than double the signaling of a wireline network due to wireless network architecture and customer roaming.

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

   There also is a growing need for signaling network management solutions like ours to be fully integrated into the overall collection of systems that manage all aspects of a carrier's operations, such as billing, service order entry, provisioning, repair and service definition. Seamless integration of signaling management with applications that enable a carrier to use and leverage the information gathered in its signaling network allows a carrier to improve its customer service, reduce operating costs, minimize capital expenditures related to network expansion, increase operational efficiency and realize revenues when otherwise not possible. To provide a carrier with these advantages, our signaling network management solutions offer a suite of software applications more robust than the basic monitoring and diagnostic functions of traditional network solutions.

THE INET STRATEGY

   Our mission is to be a leading provider of network intelligence, business intelligence and diagnostics solutions for current- and next-generation communications networks worldwide. Key elements of our strategy to achieve this objective include:

   EXPANDING OUR GLOBAL MARKET SHARE IN KEY GEOGRAPHIC REGIONS AND MARKET SEGMENTS. We are pursuing business throughout the world in markets that are in the process of being deregulated or privatized, including various emerging markets in Latin America and the Asia/Pacific region. The percentage of our revenues attributable to international markets was 62% in 2001 and is expected to remain a substantial portion of our revenues going forward. We intend to expand our international presence by adding offices and/or distributors in key global markets as business conditions warrant. We are also pursuing business in various market segments, most significantly wireless, because of the higher potential growth opportunities of this segment. We believe that our future growth and profitability requires further penetration - in the form of expansions to existing systems as well as new applications - of international markets and the wireless segment.

   MAINTAINING A HIGH LEVEL OF REPEAT BUSINESS WITH OUR EXISTING CUSTOMERS. We intend to seek additional revenue opportunities by working closely with our installed customer base to identify opportunities for the sale of expansion systems, additional business applications and other new offerings. Based on experience with our existing customers, we believe that achieving early widespread deployment of our network intelligence solutions in a particular carrier's network provides significant ongoing opportunities for sales of new and expansion systems, additional applications and other new offerings.

   INTRODUCING NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCT OFFERINGS TO FACILITATE GROWTH. We believe that we have gained significant expertise in signaling, IP and broadband communications technologies in the course of the design, development and implementation of our current product offerings and through our work with our existing customer base. We intend to leverage our core competency in signaling technologies to expand our current product offerings and to develop new product offerings for complementary signaling environments such as IP, Asynchronous Transfer Mode, or ATM, and internet telephony. We believe that the combination of new products and enhancements to our existing products will facilitate growth by both expanding our global market share and further penetrating our existing customer base.

   CONTINUING TO INVEST IN RESEARCH AND DEVELOPMENT TO DIFFERENTIATE OUR OFFERINGS AND BROADEN OUR PRODUCT PORTFOLIO. We intend to continue to invest in the strategic area of research and development, or R&D, to facilitate differentiation through the performance, features and scalability of our products as well as the breadth and depth of our product portfolio. We believe that continued R&D investments - for both new product development and enhancements to our current offerings - will help us maintain and strengthen our position as a technological leader in our chosen markets.

THE INET SOLUTIONS

   We provide network intelligence, business intelligence and diagnostics solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services.

   NETWORK INTELLIGENCE SOLUTIONS

   Our network intelligence solutions include the GeoProbe and the GeoProbe Mobile. The GeoProbe's network-wide monitoring applications enable early warning of network faults, collection of statistics for service performance evaluations, real-time session tracing and troubleshooting. The GeoProbe Mobile is our network intelligence solution targeted to wireless carriers worldwide. The GeoProbe system contains the following key elements:

   - An open, proprietary core hardware platform designed by us as a scalable, distributed, RISC-based multi-processing data input/output platform, which captures network data traffic and processes this data in real time through multiple software applications.

   - Advanced signaling network monitoring software applications.

   - Open interfaces to allow data delivery to third-party systems.

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

   The GeoProbe provides session data and network status information to users through a graphical user interface and through Web-based reporting applications. The GeoProbe displays maps that represent network elements, such as Signal Transfer Points, or STPs, Signaling Service Points, or SSPs, Service Control Points, or SCPs, MSCs and Base Station Controllers, or BSCs. The GeoProbe also provides users with the flexibility to configure their system to set up triggers to detect events, filters, alarms and statistics based on their specific needs. When failures or user-specified events occur, an icon representing the affected network element changes colors to alert the user to potential trouble or the occurrence of the failure or event.

   The platform's modular design accommodates growth in a carrier's network and facilitates the implementation of enhanced features simply by the addition of processor cards to the system or deployment of additional system components in conjunction with adding software capabilities.

   We have developed a number of software applications for use with the GeoProbe that incorporate Oracle's relational database and the X-Windows OSF/Motif toolkit. In addition, our open interfaces allow the carrier's personnel or a third-party software developer to expand or customize existing applications or develop new applications using data collected by the GeoProbe.

   Some of the GeoProbe applications include:

   - NETWORK SURVEILLANCE. Enables detection of faults, alarming, mass call onset detection and other network-related performance measurements.

   - NETWORK MONITORING AND TROUBLESHOOTING. Provides real-time and historical network-wide protocol analysis as well as call trace functions for use in troubleshooting call- and transaction-related failures. Also provides performance metrics and data at the network, network element and routing levels.

   - SERVICE PERFORMANCE MONITORING. Provides performance measurement of a number of services, such as toll-free 800, freephone, LNP, roaming and other intelligent network applications.

   - FRAUD MANAGEMENT. Collects call and transaction detail records in real time and feeds them to third-party fraud detection systems.

   - NETWORK SECURITY. Provides real-time monitoring of network-wide traffic activity to detect suspicious events and scenarios and alerts appropriate personnel for handling.

   The GeoProbe and the GeoProbe Mobile provide many advantages, including:

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

   - ADVANCED ENGINEERING AND PLANNING CAPABILITIES. The GeoProbe provides an accurate and detailed view of real-time and historical statistics on a carrier's signaling network usage and the service applications delivered through the network. This allows carriers to implement network architectures optimized for cost and performance, and to refine network configuration over time based on changes in demand and traffic patterns. For example, a carrier can use data collected by the GeoProbe to identify a point in the network that is constricting traffic flow. The carrier can then either reroute traffic or install additional capacity at that point, which increases the throughput of its entire network.

   - FAST, COST-EFFECTIVE DIAGNOSTICS. The GeoProbe's software applications rapidly isolate problems between interconnected signaling elements and networks, enabling communications carriers to reduce downtime, maintenance and costs.

   - REDUNDANCY AND RELIABILITY. The GeoProbe is available with various levels of redundancy in order to guard against data loss and help ensure that critical applications remain operational. Available redundancy features include power, interfaces, processors, storage devices, transport network access, and various business applications such as billing.

   - VENDOR INDEPENDENCE. All applications are based on data captured directly from the signaling network, as opposed to information provided in vendor-specific format by individual network elements such as STPs, SCPs or next-generation network elements. As a result, carriers can use the GeoProbe to gain an independent view regardless of which vendors' equipment is deployed in their signaling network.

   Pricing for a GeoProbe system or individual applications varies based on a number of factors, such as the volume of network traffic, network size, network configuration, number of protocols present, number of links monitored and number and type of applications desired. Prices for GeoProbe systems have ranged from less than $500,000 to more than $20 million. Since 1995, we have sold GeoProbe systems to approximately 95 customers worldwide.

   BUSINESS INTELLIGENCE SOLUTIONS

   Our business intelligence solutions, called IT:seven, enable carriers to leverage the data collected by the GeoProbe to achieve minutes-of-use interconnect billing, billing for SMS and mobility traffic, interconnection performance measurement, quality-based routing, customer quality assurance and service level performance monitoring. The primary applications that were introduced beginning in late 1999 and through early 2001 include GeoBill, GeoCare, GeoConnect and GeoRoam. These applications utilize the raw signaling data gathered from a carrier's network to provide support for revenue generating or cost savings opportunities in areas that include interconnect billing, customer care and quality of service monitoring. In mid-2001, GeoConnect Destination Quality Verifier-TM- was introduced to route traffic based on quality performance levels and to manage Service Level Agreements, or SLAs.
An SLA is an agreement between carriers that defines their roles and responsibilities with respect to interconnection activity, including such matters as fees and quality levels.

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

   - IT:SEVEN GEOCONNECT. An interconnect billing verification and interconnection performance application for auditing usage and quality. GeoConnect collects and correlates all of the signaling traffic at the gateways or point of connection to other carriers' networks. The application generates CDRs from the signaling data and creates user-friendly reports based on this data. The reports can be used to generate bills to interconnect partners or to support the auditing and verification of invoices received from other carriers. GeoConnect can also be used to document the quality of service delivered to and from interconnect carriers and compare their performance and quality levels to that of other carriers or to determine compliance to levels dictated in SLAs. This application enables carriers to better determine capacity trading decisions, SLA management and traffic routing decisions.

   - IT:SEVEN GEOROAM. An interconnect QoS application that is targeted to wireless service providers to aid them in generating revenue from roamers by ensuring high quality roaming services. GeoRoam helps carriers protect and maximize their revenue streams by measuring the QoS of mobility traffic and SMS traffic to and from their interconnect and roaming partners. GeoRoam utilizes existing signaling data to monitor carrier service performance for both visiting roamers and a carrier's own subscribers roaming into other carriers' networks.

   DIAGNOSTICS SOLUTIONS

   Our diagnostics solutions provide communications carriers and equipment manufacturers with the ability to quickly and cost-effectively design, deploy and maintain their networks and network elements. We provide vendor-independent tools that provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks as well as quality of service measurement in voice-over-packet networks. Currently, our diagnostics solutions include the Spectra and the Spectra Trunk Tester, which address current-generation networks, and the Spectra2 MG, which addresses next-generation networks. These products can be integrated within the GeoProbe platform or used on a stand-alone basis with a carrier's own equipment. These products are also used by developers and equipment manufacturers in the design of new products through the products' extensive emulation and conformance packages and their ability to simulate network conditions.

   These multi-protocol diagnostic tools are targeted to the needs of advanced SS7/C7, GSM, IS-41, X.25 and ISDN networks and development environments. These tools also support next-generation networks using H.323, SIP, MGCP and SIGTRAN protocols. They are designed for ease-of-use, with an intuitive user interface featuring pop-up menus and single-keystroke commands. These tools can be configured by the user to change message text and monitoring scenarios and to save commonly used configurations, filters, tests and other settings for quick setup. They translate complex signaling messages into plain language, and the display format shows network statistics and test results in an easy-to-understand format.

   Key benefits of our diagnostics solutions are:

   - EASE OF USE. These products provide a multitude of easy-to-access emulation and diagnostic functions. These capabilities allow testing and troubleshooting personnel to quickly and effectively perform tasks that would otherwise require lengthy set-up times and programming efforts. The products are also known for being very user friendly and easy to learn to operate.

   - COMPREHENSIVE CAPABILITIES. Our diagnostics solutions provide customers with the ability to monitor, emulate and generate signaling data for use in troubleshooting, validation, conformance and regression testing of switches and other network equipment. The load generation capabilities and multiple emulation functions can test the various layers of the signaling protocol, up to and including the signaling information involved with complex applications, such as LNP and wireless.

   - MULTIPLE PROTOCOL SUPPORT. These solutions enable network equipment manufacturers and communications carriers to perform end-to-end testing of applications utilizing multiple signaling protocols, including country-specific variations of signaling. They alleviate the need to use multiple diagnostic tools and provide easy and consolidated access to test results. We support over 450 national, international and proprietary protocol variants.

   - VERSATILE CONFIGURATION AND COMPATIBILITY WITH THE GEOPROBE. We offer these products in a rack-mounted configuration that can monitor up to 16 full-duplex links and a portable version capable of monitoring up to four full-duplex links. The versatility is enhanced by the product's portability as well as the ability to integrate with the GeoProbe system.

   Prices for a unit generally fall within a range of $60,000 to $80,000. However, depending on configuration and enhancements, the price for a unit can exceed $100,000. Since the first diagnostic sale in 1990, over 4,700 units have been sold to approximately 550 customers worldwide.

   Together, our network intelligence, business intelligence and diagnostics solutions represent an integrated and comprehensive set of offerings for network design, monitoring, management, testing and diagnosis. Our solutions directly address the key areas of network security, quality of service, interconnect management, customer care, special studies and diagnostics.

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

   Current and planned product enhancements for our network intelligence solutions include the ability to monitor GPRS, Universal Mobile
Telecommunications Systems, or UMTS, and signaling in IP networks.

   Current and planned product enhancements for our business intelligence solutions include additional quality of service capabilities for GeoConnect and GeoRoam as well as additional applications in the interconnection performance management area.

   Current and planned product enhancements for our diagnostics solutions include increased call generation capacity and adding support for emerging wireless (UMTS/3G) and Voice over Internet Protocol, or VoIP, signaling protocols.

CUSTOMERS

   As of December 31, 2001, we had sold our solutions to approximately 600 customers in more than 50 countries. In 2001, Deutsche Telekom accounted for approximately 12% of our total revenues. In 2000, British Telecom and Worldcom each accounted for approximately 13% of our total revenues. No individual customer accounted for 10% or more of our total revenues in 1999. Our target customers include communications carriers and equipment manufacturers throughout Europe, the Middle East and Africa, or collectively EMEA, North America, Latin
America and the Asia/Pacific region.

   The following is a sampling of customers in various market segments that collectively accounted for approximately 80% of our total revenues in 2001.


 LONG DISTANCE CARRIERS (IXCS)            WIRELESS CARRIERS                   PTTS/OLOS             EQUIPMENT MANUFACTURERS
--------------------------------     -----------------------------     ------------------------     -----------------------
AT&T                                 Dobson Cellular                   British Telecom              3Com
Sprint                               Entel Bolivia                     COLT                         Alcatel
WorldCom                             Era GSM                           Czech Telecom                Cisco
                                     Metro One Telecommunications      Deutsche Telekom             Cognitronics
   LOCAL EXCHANGE CARRIERS           mmO2 (formerly BT Cellnet)        Eircom Ireland               Intel
--------------------------------     Swisscom Mobile                   Energis Switzerland          Lucent
BroadWing                            Telecel                           Intelig Telecomunicacoes     Motorola
Qwest Communications                 Telecorp Communications           KPN Telecom                  Nortel
Verizon                              Telefonica Moviles                Portugal Telecom             Nokia
                                     Orange Communications             Telia                        Sonus Networks
   NEXT-GENERATION CARRIERS          Verizon Wireless                  Telkom So. Africa            Telica
--------------------------------                                       Telstra                      Ulticom
Level 3 Communications                                                 Telekom Austria
Time Warner Telecom                                                    Telenor
                                                                       UTA


SALES, MARKETING AND SUPPORT

   SALES AND MARKETING

   We sell our products to communications carriers and equipment manufacturers globally through both direct and indirect channels. Domestically, the direct channel is used for all solution areas. Our domestic sales force is structured around a two-tiered model focused on strategic accounts and geographic areas. Internationally, we use both channels. Our network intelligence and business intelligence solutions are sold directly and in cooperation with systems integrators, distributors and consultants, while our diagnostics solutions are sold primarily through distributors. At year end, we had eight sales offices in the U.S. and three sales offices outside the U.S., near London, England, near Frankfurt, Germany and in Roissey, France. We also have a direct sales presence in Sydney, Australia, in Tokyo, Japan, in Seoul, Korea and in Singapore.

   The sales cycle for our solutions can be long, historically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostics products.

   Our primary marketing activities include raising potential customer awareness of the benefits of proactively managed signaling networks and interoperability benefits as well as identification of new opportunities with existing customers. To accomplish these tasks, we use direct sales and marketing efforts, advertising in trade publications, exhibitions at industry trade shows and presence on the internet through our Web site. These activities focus on generating qualified sales leads and demonstration opportunities for our solutions.

   We provide extensive training and support to our direct sales force and our worldwide distributors, including classroom training, product brochures, demonstration systems and promotional literature.

   CUSTOMER OPERATIONS, SERVICES, SUPPORT AND WARRANTY

   We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. We currently offer two levels of support services that provide either 24-hour, seven days a week or 8-hour, five days a week technical support. Both levels provide for remote access assessment and servicing capabilities, installation support and advance replacements for emergency situations.

   We maintain an in-house repair facility and provide on-going telephone assistance to customers from our support center in Richardson, Texas. In addition, we service our customers from product support offices located near London, England and near Frankfurt, Germany. As our customers become more geographically diverse and as business conditions warrant, we may open support offices in other key locations.

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

RESEARCH AND DEVELOPMENT

   Our primary development facilities are located at our Richardson, Texas headquarters. Our research and development efforts include expenditures for new products, new applications, new features or enhancements for existing products or applications and sustaining engineering activities.

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

MANUFACTURING

   Our solutions are comprised of both third-party and proprietary hardware. Third-party hardware consists primarily of servers and personal computers, which are standard devices configured for our specific needs. For proprietary hardware, our internal production process consists of procurement and inspection of various components, final assembly, burn-in, quality control testing and packaging, all of which are performed primarily at our headquarters in Richardson, Texas. We outsource the manufacturing of our proprietary hardware to a number of Texas-based contract manufacturers. We have obtained ISO 9001 certification for in-house processes and have obtained the CE certification for shipments to the European Community.

   We generally use industry-standard components, which are available from multiple sources. However, our products currently utilize various semiconductors that are available from only one manufacturer and other components that are available from one or a limited number of suppliers. We attempt to minimize the need for sole and limited source components by performing design reviews, prior to the manufacture of any new product, during which we seek to eliminate sole source components when feasible. We forecast annual parts usage and meet with key vendors to obtain their commitment to meet forecasted supply needs. As necessary, we reevaluate the sources of components identified as having potential delivery problems and the costs and benefits of redesigning our products to incorporate alternative components. If any sole or limited source components should become unavailable, we believe that we could design similar functionality into our products using other components, although the amount of time and effort required could vary widely depending on the function and complexity of the component.

COMPETITION

   We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Our network intelligence solutions principally compete with products offered by Agilent Technologies and, to a lesser extent in specific geographical areas, Acterna, Nettest, Tekelec and Tektronix. The market for our business intelligence solutions is somewhat new and extremely fragmented, and there is not a group of competitors that offers an entire suite of applications such as ours. As a result, we compete with various companies on an application-by-application basis, including companies listed as competitors in our network intelligence solution area, and other companies whose main business is geared towards billing and customer care solutions. Our diagnostics solutions principally compete with products offered by Agilent Technologies, Catapult Communications, Tekelec and Tektronix.

   We believe that our ability to compete successfully depends on numerous factors, both within and outside our control, including: responsiveness to customer needs; our ability to support existing and new industry standards; the development of technical innovations; the attraction and retention of qualified personnel; regulatory changes; the quality, reliability and security of our products and services and our competitors' products and services; sufficient market presence by us; ease of use of our products; the pricing policies of our competitors and suppliers; the timing of introductions of new products and services by us and our competitors; and general market and economic conditions.

PROPRIETARY RIGHTS

   Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. We hold several U.S. patents, and although we have additional patent applications pending and are in the process of preparing additional patent applications for filing, there can be no assurance that we will be granted additional patents. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization.

   We rely upon certain software that we license from Oracle, Cognos Corporation and other third parties, including software that is integrated with our internally developed software and used in our products to perform key functions.

   The trademarks Inet, Inet Technologies, Destination Quality Verifier, GeoProbe, GeoProbe Mobile, GeoBill, GeoCare, GeoConnect, GeoRoam, IT:seven, Spectra, Spectra Trunk Tester and Spectra2 MG used herein are registered or unregistered trademarks owned by us.

EMPLOYEES

   As of December 31, 2001, we had 524 employees, of which 284 were engaged in research and development, 75 were engaged in sales and marketing, 117 were engaged in operations and 48 were engaged in administrative and other business support functions. We believe we have experienced good employee relations to date.

ITEM 2.   PROPERTIES.

   We are headquartered in Richardson, Texas, under a lease that expires in 2010. In the U.S., we also lease offices for sales personnel in California, Georgia, Indiana, Maryland, New Jersey, Pennsylvania and Washington. These leases expire on various dates through 2002. Outside the U.S., we lease offices near London, England and near Frankfurt, Germany, for product service and sales personnel, and in Roissey, France, for sales personnel. These leases expire on various dates through 2005.

ITEM 3.   LEGAL PROCEEDINGS.

   We are involved in various legal proceedings and claims that arise in the normal course of our business. While many of these matters involve inherent uncertainty, our management believes that the amount of the liability, if any, ultimately incurred by us with respect to any existing proceedings and claims, net of applicable reserves and available insurance, will not materially harm our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   Our common stock trades publicly on the Nasdaq Stock Market under the symbol "INTI." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Stock Market.


          2001                              HIGH        LOW
          ----                             ------     ------
          Fourth Quarter                   $11.17     $ 5.20
          Third Quarter                      9.77       5.00
          Second Quarter                    11.70       4.94
          First Quarter                     49.88       4.50

          2000
          ----
          Fourth Quarter                   $44.00     $17.50
          Third Quarter                     65.25      27.38
          Second Quarter                    59.50      36.63
          First Quarter                     74.38      37.50


On February 26, 2002, the last reported sales price of our common stock on the Nasdaq Stock Market was $10.20 per share. As of February 26, 2002, there were approximately 125 stockholders of record (not including beneficial holders of stock held in street name) of our common stock.

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


                                                                            YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------------
                                                             2001          2000           1999        1998        1997
                                                           --------      --------       --------    --------    --------
                                                                      (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues................................................   $107,015      $159,007       $109,983     $77,428     $57,701
Income (loss) from operations...........................     (6,391)       51,238         34,752      24,153      19,096
Income (loss) before provision for income taxes.........     (1,097)       59,422         44,663      24,980      19,112
Net income..............................................        193        39,521         29,701 (1)  17,085      12,714
Earnings per share (2):
         Basic..........................................   $   0.00      $   0.86       $   0.68     $  0.42     $  0.31
         Diluted........................................       0.00          0.84           0.66        0.40        0.30
Weighted-average shares outstanding (2):
         Basic..........................................     46,633        46,126         43,449      40,879      40,855
         Diluted........................................     47,087        46,885         45,037      42,452      41,722

                                                                                  DECEMBER 31,
                                                           -------------------------------------------------------------
                                                             2001          2000           1999        1998        1997
                                                           --------      --------       --------    --------    --------
                                                                                 (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents...............................   $154,889      $131,419       $127,903     $21,914      $3,386
Working capital.........................................    170,116       167,161        123,909      38,313      24,290
Total assets............................................    211,528       226,207        169,917      65,508      38,758
Stockholders' equity....................................    188,483       185,420        133,423      46,813      29,386


------------------
(1) Includes a gain of $5.9 million from the sale of our wireless data assets in September 1999.

(2) See Note 1 to our consolidated financial statements for the determination of shares used in computing basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   We were founded in 1989, and during the early years of our operations we focused primarily on developing and selling diagnostics tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostics solution, Spectra, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our network intelligence solution, the GeoProbe, in late 1995. Since the introduction of the GeoProbe, we have continued to add capabilities and applications within our network intelligence solutions area. In late 1999 and through early 2001, we introduced a suite of business intelligence solutions called IT:seven. These applications enable carriers to protect and generate additional revenues and reduce capital or operating expenses within their networks by managing the performance of services delivered through their networks and the points of interconnection with networks of other carriers. Since the initial introduction of our IT:seven suite of business intelligence applications, we have continued to add new capabilities and applications within this solution area. In 2001, we introduced the Spectra2 MG, a diagnostic tool to address next-generation networks. We continue to focus significant resources on the development of new products as well as enhancements, new features and new applications for all of our existing product areas.

   Historically, we have generated substantially all of our revenues from sales of our network intelligence and diagnostics solutions. Revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. We expect revenues from our network intelligence and business intelligence offerings to represent a majority of our revenues in future periods given the relatively higher growth rates expected for these solutions. Our remaining revenues are derived from services relating to these products. These services include training, warranty and product support.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                                                                      YEARS ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                      2001      2000       1999
                                                                     ------    ------     ------
          Revenues:.........................................
            Product and license fees........................          78.6%     88.4%      90.6%
            Services........................................          21.4      11.6        9.4
                                                                     ------    ------     ------
              Total revenues................................         100.0     100.0      100.0
          Cost of revenues:
            Product and license fees........................          32.5      20.5       22.5
            Services........................................           8.2       5.4        6.4
                                                                     ------    ------     ------
              Total cost of revenues........................          40.7      25.9       28.9
                                                                     ------    ------     ------
          Gross profit......................................          59.3      74.1       71.1
          Operating expenses:
            Research and development........................          36.8      21.3       19.8
            Sales and marketing.............................          17.6      12.8       11.5
            General and administrative......................           9.0       7.8        8.2
            Restructuring costs.............................           1.9        --         --
                                                                     ------    ------     ------
              Total operating expenses......................          65.3      41.9       39.5
                                                                     ------    ------     ------
          Income (loss) from operations.....................          (6.0)     32.2       31.6
          Other income......................................           5.0       5.2        9.0*
                                                                     ------    ------     ------
          Income (loss) before provision for income taxes...          (1.0)     37.4       40.6
          Provision (benefit) for income taxes..............          (1.2)     12.5       13.6
                                                                     ------    ------     ------
          Net income........................................           0.2%     24.9%      27.0%
                                                                     ======    ======     ======


       * Includes a gain of $5.9 million from the sale of our wireless data assets in September 1999.

REVENUES

   PRODUCT AND LICENSE FEES. Revenues from product and license fees decreased 40.2% to $84.1 million in 2001 from $140.6 million in 2000, and increased 41.1% in 2000 from $99.6 million in 1999. In 2001, the decline in revenues from product and license fees was primarily attributable to lower sales volumes in all areas of our business, which reflected a decrease in demand for our solutions. This decrease was primarily driven by the general slowdown in the economy, and the decreased levels of spending within the telecommunications sector. We also experienced relatively lower sales prices for certain basic applications within our network intelligence solutions area, which is expected as applications mature or are duplicated in competitor offerings. Prices for new applications or applications for which there are no significant competitive offerings are typically stable, which was the case in 2001. In 2000, the growth in revenues from product and license fees was primarily due to an increase in our installed customer base for our network intelligence solutions and an increase in unit sales of our diagnostics solutions.

   SERVICES. Revenues from services increased 24.2% to $22.9 million in 2001 from $18.4 million in 2000, and increased 77.9% in 2000 from $10.4 million in 1999. The increase in services revenues was due to an increase in our number of customers and a larger installed base of products with existing customers for which we provide product support services. In 2001, we added approximately 15 new network intelligence and business intelligence solutions customers. In 2002, we expect revenues from services to increase from 2001 levels because of a larger installed base of products driven by both new and existing customers. However, we expect the rate of increase to be less than that experienced from 2000 to 2001 because of an industry-wide focus on decreasing support costs and the economies-of-scale pricing for customers with a large footprint of our solutions.

   CONCENTRATION OF REVENUES. In 2001, revenues from Deutsche Telekom accounted for approximately 12% of total revenues. In 2000, revenues from British Telecom and Worldcom each accounted for approximately 13% of total revenues. No individual customer accounted for 10% or more of total revenues in 1999. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next. On a quarterly basis, our 10 largest customers typically account for 50% to 80% of total revenues for that quarter. We expect this trend to continue for the foreseeable future.

   INTERNATIONAL REVENUES. International revenues accounted for 61.7% of total revenues in 2001, 55.8% of total revenues in 2000 and 51.7% of total revenues in 1999. Revenues from EMEA accounted for 51.9% of total revenues in 2001, 44.9% of total revenues in 2000 and 39.9% of total revenues in 1999. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers. In 2002, we expect revenues from international markets to continue to represent the majority of our total revenues.

COST OF REVENUES

   PRODUCT AND LICENSE FEES. Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration and installation of our products. Cost of product and license fees was $34.7 million in 2001, $32.6 million in 2000 and $24.7 million in 1999, representing 41.3% of product and license fees revenues in 2001, 23.2% of product and license fees revenues in 2000 and 24.8% of product and license fees revenues in 1999. During 2001, the increase in absolute dollars over the prior year was primarily due to increased personnel expenses, increased expenses associated with a higher level of installation contract labor and increased reserves for excess and obsolete inventory, mitigated somewhat by decreased hardware costs attributable to lower sales volumes. The increase in 2001 as a percentage of product and license fees revenues was primarily attributable to these same factors as well as the decreased level of revenues. During 2000, the increase in absolute dollars over the prior year resulted primarily from additional hardware costs and related installation expenses associated with increased sales volumes. The decrease as a percentage of product and license fees revenues in 2000 was primarily attributable to a higher percentage of revenues being derived from more profitable expansions of existing systems versus new system installations. New product offerings or changes in our product mix, in terms of both solution area and proportion of new systems versus system expansions, can affect the cost of revenues as a percentage of product and license fees revenues.

   SERVICES. Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty and non-warranty activities. Cost of services was $8.9 million in 2001, $8.6 million in 2000 and $7.0 million in 1999, representing 38.6% of services revenues in 2001, 46.4% of services revenues in 2000 and 67.6% of services revenues in 1999. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty work during a specific period. We expect this variability will continue into the foreseeable future.

OPERATING EXPENSES

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel expenses, including incentive and other compensation expenses, and contract labor, travel and facilities expenses. These expenses were $39.3 million in 2001, $34.0 million in 2000 and $21.8 million in 1999, representing 36.8% of total revenues in 2001, 21.3% of total revenues in 2000 and 19.8% of total revenues in 1999. The increase in absolute dollars in 2001 compared to 2000 was primarily due to increased average headcount, higher average wage levels required to retain qualified technical and engineering personnel and greater use of Epygi Technologies, Ltd. for third-party research and development services. The increase as a percentage of total revenues in 2001 was attributable to these same factors coupled with the decreased level of revenues. The increase in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 was primarily related to increased average headcount. Our research and development efforts include expenditures for new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies. Software development costs qualifying for capitalization have been insignificant, and we have not capitalized any software development costs.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel, travel and facilities expenses as well as marketing expenses such as trade show and advertising expenses. Sales and marketing expenses were $18.8 million in 2001, $20.3 million in 2000 and $12.6 million in 1999, representing 17.6% of total revenues in 2001, 12.8% of total revenues in 2000 and 11.5% of total revenues in 1999. The decrease in absolute dollars in 2001 compared to 2000 was primarily attributable to a decrease in sales commissions, due to lower order levels, and cost reduction efforts primarily related to promotional activities. The increase as a percentage of total revenues in 2001 was primarily attributable to the decreased level of revenues. The increase in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 was primarily attributable to higher average headcount, increased commissions, expansion of international sales activities and increased marketing and promotional activities.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, administrative and executive departments. General and administrative expenses were $9.7 million in 2001, $12.3 million in 2000 and $9.0 million in 1999, representing 9.0% of total revenues in 2001, 7.8% of total revenues in 2000 and 8.2% of total revenues in 1999. The decrease in absolute dollars in 2001 compared to 2000 was primarily related to decreased incentive compensation, decreased average headcount and decreased professional fees. The increase as a percentage of total revenues in 2001 was attributable to the decreased level of revenues. The increase in absolute dollars in 2000 compared to 1999 was primarily attributable to increased average headcount and facility-related expansion efforts associated with the growth of our business. General and administrative expenses decreased as a percentage of total revenues during 2000 primarily due to higher revenues.

   RESTRUCTURING COSTS. We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees. At December 31, 2001, we had paid all costs associated with this workforce reduction.

   In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. At December 31, 2001, the balance of these costs that remained to be paid totaled approximately $0.3 million, consisting primarily of employee severance, professional fees and costs related to excess facilities. We expect to substantially pay these amounts prior to June 30, 2002.

OTHER INCOME

   Other income is primarily interest income earned on our cash and cash equivalents. Other income was $5.3 million in 2001, $8.2 million in 2000 and $9.9 million in 1999. The decrease during 2001 compared to 2000 was primarily attributable to the overall decrease in interest rates paid on our investments. In 2001, we recognized a return on our average cash balance of 3.7% compared to 6.0% in 2000. The decrease in 2000 compared to 1999 resulted from a $5.9 million gain on the sale of our wireless data assets realized in 1999. Excluding this gain, the increase in other income in 2000 resulted from increased interest earned on higher average balances of cash and cash equivalents, which resulted from proceeds from our May 1999 initial public offering, proceeds from the issuance of stock under our employee stock option and stock purchase plans and increased income from operations.

PROVISION FOR INCOME TAXES

   We recorded an income tax benefit of $1.3 million in 2001 compared to income tax expense of $19.9 million in 2000 and $15.0 million in 1999. Our effective income tax rates were (117.6%) in 2001 and 33.5% in 2000 and 1999. The effective annualized tax rate for 2001 differed from the 35% statutory corporate tax rate primarily due to our lower level of income combined with the effect of tax benefits such as the utilization of the research and development tax credit. In 2000, the effective tax rate benefit of 1.5% varies from the U.S. statutory rate primarily due to the effect of our foreign sales corporation and the utilization of the research and development tax credit.

   We recorded a tax benefit resulting in related net deferred tax assets of $2.1 million as of December 31, 2001, reflecting credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

SALE OF INET GLOBAL RESEARCH, L.L.C.

   Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C. to Epygi Technologies, Ltd., or Epygi, an entity controlled by Samuel S. Simonian, one of our founders and the chairman of our board, for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This transaction was approved by the independent members of our board of directors. Epygi is currently performing development services for us for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We paid approximately $1.6 million for these services for the year ended December 31, 2001, and approximately $0.7 million for the year ended December 31, 2000.

SALE OF WIRELESS DATA ASSETS

   In September 1999, we sold our wireless data product line and related assets to Nextcell, Inc. (now known as Enfora, Inc.), an entity controlled by Mark A. Weinzierl, one of our founders and a director, for a cash purchase price of $7.0 million. A special committee of our independent directors approved the transaction. In 1999, we recorded a pre-tax gain of $5.9 million and an after-tax gain of $3.9 million, or $0.09 per share on a diluted basis. Excluding the gain on the sale of the wireless data assets, our diluted earnings per share were $0.57 for 1999. Revenues from the wireless data product line were approximately $1.7 million from January 1, 1999, through the date of sale.

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and to a lesser extent during our initial years of operations through bank borrowings. At December 31, 2001, we had working capital of $170.1 million compared to $167.2 million at December 31, 2000. We had $154.9 million in cash and cash equivalents at December 31, 2001, an increase of $23.5 million from $131.4 million in cash and cash equivalents at December 31, 2000. At December 31, 2001, we had no long-term debt.

   Cash provided by operating activities was $28.9 million in 2001, $13.9 million in 2000 and $48.1 million in 1999. Operating cash flows in 2001 increased primarily due to collections on trade accounts receivable and receipt of an income tax refund. Operating cash flows in 2000 decreased primarily due to increased accounts receivable, increased inventory and increased income taxes receivable.

   Cash used in investing activities was $8.5 million in 2001 and $14.2 million in 2000 compared to cash provided by investing activities of $1.8 million in 1999. Net cash used in investing activities in 2001 and 2000 was related to purchases of property and equipment. Net cash provided by investing activities in 1999 resulted from proceeds from the sale of our wireless data assets of $7.0 million less cash used to purchase property and equipment of approximately $5.2 million.

   Financing activities provided cash of $3.0 million in 2001, $3.8 million in 2000 and $56.1 million in 1999. Net cash provided by financing activities in 2001 and 2000 related to proceeds from the issuance of stock under our employee stock option and stock purchase plans. Net cash provided by financing activities in 1999 resulted primarily from proceeds from our initial public offering.

   Our revolving credit facility expired on August 15, 2001. We believe that our current cash balances are sufficient for our near-term needs, and we therefore chose not to renew or replace the facility.

   At December 31, 2001, we had material commitments for our operating leases, as described in Note 7 to our consolidated financial statements, including commitments of approximately $5.5 million relating to 2002. We currently have no material commitments for capital expenditures. In 2002, we expect capital expenditures to be similar to levels experienced in 2001.

   We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid.

   We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through 2002. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

ACCOUNTING POLICIES

   In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies as those most important to the portrayal of our financial condition and those that require the most subjective judgment. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

REVENUE RECOGNITION

   GENERAL. We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our network intelligence and business intelligence solutions contain multiple billing milestones (e.g., contract award, shipment, installation and acceptance), not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment.

   MULTIPLE ELEMENT ARRANGEMENTS. Contracts for our network intelligence and business intelligence solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price that we would sell the element to the customer on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the contract period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed. If we determine that we do not have VSOE on an undelivered element of an arrangement, we would not be able to recognize revenue until all elements of the arrangement were delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

   PERCENTAGE-OF-COMPLETION ACCOUNTING. Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Favorable changes in estimates result in improved gross margins, and unfavorable changes in estimates result in lower gross margins. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. Less than 5% of our revenues from 2001, 2000 and 1999 was attributable to contracts under percentage-of-completion accounting. Had our estimates of the costs to complete all contracts accounted for under percentage-of-completion accounting been 1% higher at December 31, 2001, our gross margins would have been unfavorably impacted by approximately $0.1 million. To date, we have not recorded significant adjustments to revenues and expenses as a result of changes in estimates on long-term contracts.

   RETURNS AND CANCELLATIONS. Generally, our contracts do not include right-of-return clauses. As a result, we have experienced few returns or cancellations for our products. Revenues on contracts that include right-of-return clauses are not recognized until the right-of-return period has expired. Accordingly, we do not record a provision for returns.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

   A large proportion of our revenues and receivables are attributable to our carrier customers in the telecommunications industry and, to a lesser extent, to our customers who supply equipment into the telecommunications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the telecommunications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially different from the net balance recorded on our balance sheet.

INVENTORY RESERVES

   Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced by a material amount.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. At December 31, 2001, we did not have any goodwill or intangible assets which will be subject to SFAS 142 and, accordingly, adoption of these standards will not have a material effect on our financial statements.

   In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which we adopted January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. We do not expect the adoption of SFAS 144 to have a significant effect on our financial condition and results of operations.

RISK FACTORS

   You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

   If any of the following risks actually occur, they could materially harm our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

   OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT.

   Since our future financial results are likely to vary significantly from quarter to quarter, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. These factors include but are not limited to:

   -  the size, timing and terms of specific orders by our customers;

   - the timing of the delivery to and the installation and acceptance of our products by our customers;

   -  the mix of products and services sold by us;

   - the relative percentages of products sold through our direct and indirect sales channels;

   - customer order deferrals in anticipation of enhancements or new products;

   - the timing of and level of our investments in research and development activities, and the timing of and magnitude of our sales and marketing and general and administrative expenses;

   -  changes in, and our ability to implement, our strategy; and

   -  other risks described below.

   A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our financial results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

   Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. In many cases, these adverse economic conditions have altered current and prospective customers' capital spending priorities or budget cycles, or extended our sales cycle, and these adverse effects could continue. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. In addition, our financial results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year and revenues in our first quarter tending to be consistent with, or decreasing from, the level achieved in the preceding quarter. We believe that this seasonality has been due to the capital appropriation practices of many of our customers; however, it is unclear how these historical trends will be affected by the overall slowdown in the telecommunications industry.

   As a result of all of the foregoing, we cannot assure you that our revenues will grow in future periods or that we will be profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts. In such event, the market price of our common stock would likely fall.

   OUR REVENUES ARE HIGHLY CONCENTRATED AMONG A SMALL NUMBER OF CUSTOMERS.

   A large percentage of our revenues are typically derived from a small number of customers. For example, in 2001, approximately 55% of our revenues were derived from 10 customers, with Deutsche Telekom accounting for approximately 12% of total revenues, and in 2000, approximately 50% of our revenues were derived from 10 customers, with British Telecom and Worldcom each accounting for approximately 13% of total revenues. We have historically experienced similar concentrations on a quarterly basis, and we expect this trend to continue. Although the customer make up of our largest projects varies from quarter to quarter, a number of customers, including those listed above, frequently account for a significant portion of our revenues in a given period. If one or more of our significant customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn, these customers may not be able to meet their ongoing financial obligations or complete the purchase of additional products.

   CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY OR A FURTHER SLOWDOWN IN TELECOMMUNICATIONS SPENDING COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by telecommunications carriers and equipment manufacturers. Our business, financial condition and results of operations could be materially harmed in the event that conditions continue to worsen in our industry or in the event there are consolidations of our current or prospective customers. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

   CHANGES OR DELAYS IN THE IMPLEMENTATION OR CUSTOMER ACCEPTANCE OF OUR PRODUCTS COULD HARM OUR FINANCIAL RESULTS.

   Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, or when we have no significant additional obligations. On a quarterly basis, a significant portion of our revenues is derived from a small number of customer projects. Customer- or Inet-caused delays in the commencement or completion of scheduled product installations, which from time to time result from site-readiness delays, insufficient resources or other issues, and lengthening of implementation schedules due to the introduction of new features or applications, could materially harm our financial results. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, revenue will generally not be recognized until acceptance. For new products, we typically recognize revenue upon acceptance until a track record of acceptance is achieved, after which revenue recognition generally is tied to the completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our expected financial results for a particular period. Additionally, we may be subject to penalties for a failure to meet contractually agreed upon milestones or deadlines.

   ANY REVERSAL OR SLOWDOWN IN DEREGULATION OF TELECOMMUNICATIONS MARKETS COULD MATERIALLY HARM THE MARKETS FOR OUR PRODUCTS.

   Future growth in the markets for our products will depend in part on continued privatization, deregulation and the restructuring of telecommunications markets worldwide, as the demand for our products is generally higher when a competitive environment exists. Any reversal or slowdown in the pace of this privatization, deregulation or restructuring could materially harm the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996, the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act or similar international regulation could materially harm our business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past, and could in the future, cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

   THE SALES CYCLE FOR OUR PRODUCTS IS LONG, WHICH COULD HARM OUR QUARTERLY FINANCIAL RESULTS.

   Sales of our network intelligence and business intelligence products and solutions are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting, procurement, testing and acceptance, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our solutions is long, historically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostics solutions. In addition, we have experienced lengthening sales cycles during the current soft economy. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm anticipated financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

   ANY DECREASE IN DEMAND FOR OUR PRODUCTS WOULD SIGNIFICANTLY DECREASE
OUR SALES.

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

   INCREASED COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

   Competition for all of our solutions is intense and is expected to continue and in some cases intensify in the future. We compete with a number of U.S. and international suppliers that vary in size, and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, reduced margins and loss of market share.

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

   WE MAY BE UNABLE TO ADAPT TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING CUSTOMER REQUIREMENTS.

   The introduction of communications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unmarketable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

   - enhance our network intelligence, business intelligence and diagnostics solutions;

   - develop and introduce new products or applications for the communications market;

   - keep pace with evolving industry protocol standards and changing customer needs; and

   -  achieve broad market acceptance for our products.

   We cannot assure you that we will achieve these objectives.

   OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP NEW PRODUCTS BASED ON EMERGING TECHNOLOGIES.

   We expect carrier spending for legacy networks to decrease over time, which requires that we develop solutions for networks based on emerging packet technologies and standards, such as IP and ATM. We may not successfully develop competitive products for these technologies and standards, which could harm our business, financial condition and results of operations.

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

   HALF OR MORE OF OUR REVENUES HAVE HISTORICALLY COME FROM OUR INTERNATIONAL CUSTOMERS, AND, AS A RESULT, OUR BUSINESS MAY BE HARMED BY POLITICAL AND ECONOMIC CONDITIONS IN FOREIGN MARKETS AND THE CHALLENGES ASSOCIATED WITH OPERATING INTERNATIONALLY.

   A substantial portion of our business is subject to the risks inherent in international business activities, including:

   -  management of geographically dispersed operations;

   - a longer sales cycle, especially on initial entry into a new geographical market;

   - greater difficulty in evaluating a customer's ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past due accounts;

   - difficulty in establishing and maintaining relationships with government-owned or subsidized communications providers;

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

   Continued international expansion of our business would require further significant management attention and financial resources. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. Additionally, in order to further expand internationally, we may be required to establish relationships with additional distributors and third-party integrators. We cannot assure you that we will effectively establish such relationships. If international revenues are not adequate to offset the additional expenses of expanding international operations, it could harm our business, financial condition and results of operations.

   To date, a very high percentage of our international sales have been denominated in U.S. dollars, and we have not been significantly exposed to fluctuations in non-U.S. currency exchange rates. As a result, our revenues in international markets may be negatively impacted by a strengthening U.S. dollar. However, we expect that in future periods a greater portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to exchange rate gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging arrangements. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

   WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN VARIOUS KEY COMPONENTS FROM SOLE AND LIMITED SOURCE SUPPLIERS. IF WE ARE UNABLE TO OBTAIN THESE COMPONENTS OR IF THE PRICES OF THESE COMPONENTS INCREASE, WE COULD BE UNABLE TO SHIP OUR PRODUCTS IN A TIMELY MANNER OR OUR PRODUCT COSTS COULD BE MATERIALLY IMPACTED.

   We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future. Currently, our products utilize various semiconductors that are available from only one manufacturer and other components that are available from only one or a limited number of suppliers. While alternative suppliers have been identified for a variety of key components, those alternative sources have not been qualified or activated by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We have no long-term agreements with our suppliers and, in the case of many components, make our purchases with purchase orders on an "as-needed basis." Certain components require long order lead-times, in certain cases up to nine months. Other components that currently are readily available may become difficult to obtain in the future. Our failure to order sufficient quantities of these components in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of a variety of our key components, which have resulted in delays in product deliveries. In addition, the cost of various key components of our products has fluctuated significantly in the past based on supply and demand factors. Significant changes in supply and demand characteristics in the future could cause the cost of various components to increase, which could adversely impact our product costs.

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

   Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs. We rely exclusively upon third-party subcontractors to manufacture our subassemblies, and we have retained, from time to time, third-party design services in the development of application-specific integrated circuits and the layout of circuit boards. We also frequently subcontract the development of specific features and enhancements of our products. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to various process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs.

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

   WE MAY NOT RECEIVE THE INTENDED BENEFITS OF FUTURE ACQUISITIONS, JOINT VENTURES OR OTHER BUSINESS RELATIONSHIPS.

   We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management's time and resources. Future acquisitions and strategic relationships by us could result in potentially dilutive issuances of equity securities, a material reduction in cash reserves, the incurrence of debt and contingent liabilities, research and development write-offs and other acquisition-related expenses. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we may not receive the intended benefits of the acquisition or strategic relationship. Also, we have in the past and may in the future pursue arrangements with third parties to perform specified activities for us such as the development of products or product features. We cannot assure you that these arrangements will produce to the level of quality or in the time frame expected, which could materially harm our business.

   WE MAY BE ACCUSED OF INFRINGING THE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION.

   The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. Currently, we are engaged in correspondence and discussions with one third-party patent holder. As the number of competitive products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. While we believe that our products do not infringe on any valid patents, questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. We cannot assure you that any patent holders will not initiate legal proceedings in the future against us, or that if any proceedings were initiated, we would be successful in defending ourselves. Any proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such proceeding initiated against us. We cannot assure you that any such royalty or license agreements would be available on terms acceptable to us, if at all.

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

   WE MAY FACE POTENTIAL LIABILITY FOR PRODUCT DEFECTS.

   Products as complex as ours may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

   OUR THREE FOUNDERS OWN APPROXIMATELY 76% OF OUR COMMON STOCK, WHICH ALLOWS THEM TO CONTROL THE MANAGEMENT AND AFFAIRS OF OUR COMPANY AND PREVENT A CHANGE OF CONTROL.

   As of December 31, 2001, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 76% of the outstanding shares of our common stock. Consequently, two or more of these individuals, acting together could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl are members of our board of directors and have significant influence in directing the actions taken by our board.

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

   -  changes in our business strategy;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We are exposed to immaterial levels of market risk. Although revenues from customers located outside of the U.S. represented 61.7% of total revenues in 2001, 55.8% of total revenues in 2000 and 51.7% of total revenues in 1999, to date, less than 1.0% of international revenues have been denominated in currencies other than the U.S. dollar. Accordingly, we have not been significantly exposed to fluctuations in currency exchange rates. We expect that in future periods a greater portion of international revenues may be denominated in currencies other than U.S. dollars, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

   Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors". Accordingly, our future results could be materially harmed by changes in these or other factors.

   Currently, our cash is solely invested in money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. These cash equivalents are treated as available-for-sale under SFAS 115. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to change by 100 basis points, our investment income would be impacted by approximately $1.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See our consolidated financial statements included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information called for by Item 10 will be included under "ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   Information called for by Item 11 will be included under the caption "EXECUTIVE COMPENSATION" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information called for by Item 12 will be included under the caption "PRINCIPAL STOCKHOLDERS" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information called for by Item 13 will be included under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements are filed as part of this Annual Report on the pages indicated:



                                                                                                         Page
                                                                                                         ----
        Report of Independent Auditors..............................................................      F-1
        Consolidated Balance Sheets as of December 31, 2001 and 2000................................      F-2
        Consolidated Statements of Operations for the years ended December 31, 2001,
           2000 and 1999............................................................................      F-3
        Consolidated Statements of Stockholders' Equity for the years ended December 31,
           2001, 2000 and 1999......................................................................      F-4
        Consolidated Statements of Cash Flows for the years ended December 31, 2001,
           2000 and 1999............................................................................      F-5
        Notes to Consolidated Financial Statements..................................................      F-6

    (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        Report of Independent Auditors..............................................................      S-1
        Schedule II -- Valuation and Qualifying Accounts for the years ended December 31,
          2001, 2000 and 1999.......................................................................      S-2


      Schedules other than those listed are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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



             EXHIBIT
              NUMBER                                      DESCRIPTION
             -------                                      -----------
                3.1        Certificate of Incorporation (1)
                3.2        Amended and Restated Bylaws (1)
                4.1        Specimen Common Stock certificate (1)
                4.2        See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock
               10.1        Form of Indemnification Agreement between the registrant and each of its directors and executive officers (1)
               10.2        Form of Registration Rights Agreement, dated as of July 17, 1998 by and among the registrant, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl (1)
               10.3        Executive Employment Agreement, dated August 30, 1999, between the registrant and Luis
                           Pajares (2)(7)
               10.4        Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (3)
               10.5        First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)
               10.6        Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)
               10.7        Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)
               10.8        Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)
               10.9        Letter Agreement, dated June 2, 2000, between the registrant and Mark H. Kleinman (3)(7)
               10.10       Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1)(7)
               21.1        Subsidiaries of the registrant (3)
               23.1        Consent of Ernst & Young LLP (3)
               24.1        Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof



             ------------
                      (1) Previously filed as an exhibit to the registrant's Registration Statement on Form S-1 (Reg. No. 333-59753) and incorporated herein by reference.
                      (2) Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
                      (3)  Filed herewith.
                      (4) Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
                      (5) Previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
                      (6) Previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
                      (7) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(b)   Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INET TECHNOLOGIES, INC.


      Date: February 27, 2002               By: /s/ Elie S. Akilian
                                               --------------------------------
                                            Elie S. Akilian
                                            President, Chief Executive Officer
                                               and Director
                                            (Principal executive officer)


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


Date: February 27, 2002            By: /s/ Samuel S. Simonian
                                      ------------------------------------------
                                   Samuel S. Simonian
                                   Chairman of the Board


Date: February 27, 2002            By: /s/ Elie S. Akilian
                                      ------------------------------------------
                                   Elie S. Akilian
                                   President, Chief Executive Officer
                                     and Director
                                   (Principal executive officer)


Date: February 27, 2002            By: /s/ William H. Mina
                                      ------------------------------------------
                                   William H. Mina
                                   Senior Vice President,
                                      Administration and Legal Affairs
                                        and Director

Date: February 27, 2002            By: /s/ Jeffrey A. Kupp
                                      ------------------------------------------
                                   Jeffrey A. Kupp
                                   Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)


Date: February 27, 2002            By: /s/ Mark A. Weinzierl
                                      ------------------------------------------
                                   Mark A. Weinzierl
                                   Director


Date: February 27, 2002            By: /s/ James R. Adams
                                      ------------------------------------------
                                   James R. Adams
                                   Director


Date: February 27, 2002            By: /s/ Grant A. Dove
                                      ------------------------------------------
                                   Grant A. Dove
                                   Director


Date: February 27, 2002            By: /s/ George H. Heilmeier
                                      ------------------------------------------
                                   George H. Heilmeier
                                   Director

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Inet Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of Inet Technologies, Inc., or the Company, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inet Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                              /s/ Ernst & Young LLP





Dallas, Texas
January 18, 2002

                                        INET TECHNOLOGIES, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ---------------------
                                                                                              2001         2000
                                                                                            --------     --------
                                                                                                (In thousands,
                                                                                              except share data)
Current assets:
  Cash and cash equivalents.............................................................    $154,889     $131,419
  Trade accounts receivable, net of allowance for doubtful accounts
     of $723 at December 31, 2001 and $1,065 at December 31, 2000.......................      14,934       47,634
  Unbilled receivables..................................................................       1,955        1,925
  Income taxes receivable...............................................................         532       12,179
  Inventories...........................................................................      12,454        9,381
  Deferred income taxes.................................................................       2,608        1,667
  Other current assets..................................................................       5,307        3,254
                                                                                            --------     --------
          Total current assets..........................................................     192,679      207,459
Property and equipment, net.............................................................      18,677       18,408
Other assets............................................................................         172          340
                                                                                            --------     --------
          Total assets..................................................................    $211,528     $226,207
                                                                                            ========     ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................    $    938     $  4,629
  Accrued compensation and benefits.....................................................       2,475        7,885
  Deferred revenues.....................................................................      16,793       22,744
  Other accrued liabilities.............................................................       2,357        5,040
                                                                                            --------     --------
          Total current liabilities.....................................................      22,563       40,298
Deferred tax liabilities................................................................         482          489
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares - 25,000,000
     Issued shares - None...............................................................          --           --
  Common stock, $.001 par value:
     Authorized shares - 175,000,000
     Issued shares - 46,757,009 at December 31, 2001 and
       46,319,633 at December 31, 2000..................................................          47           46
  Additional paid-in capital............................................................      72,804       69,935
  Retained earnings.....................................................................     115,632      115,439
                                                                                            --------     --------
          Total stockholders' equity....................................................     188,483      185,420
                                                                                            --------     --------
          Total liabilities and stockholders' equity....................................    $211,528     $226,207
                                                                                            ========     ========

                   See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                       2001        2000       1999
                                                     --------    --------   --------
                                                              (In thousands,
                                                          except per share data)
Revenues:
  Product and license fees........................   $ 84,109    $140,562   $ 99,615
  Services........................................     22,906      18,445     10,368
                                                     --------    --------   --------
       Total revenues.............................    107,015     159,007    109,983

Cost of revenues:
  Product and license fees........................     34,748      32,643     24,748
  Services........................................      8,851       8,565      7,007
                                                     --------    --------   --------
       Total cost of revenues.....................     43,599      41,208     31,755
                                                     --------    --------   --------
          Gross profit............................     63,416     117,799     78,228
Operating expenses:
  Research and development........................     39,332      33,951     21,793
  Sales and marketing.............................     18,771      20,270     12,646
  General and administrative......................      9,656      12,340      9,037
  Restructuring costs.............................      2,048           -          -
                                                     --------    --------   --------
                                                       69,807      66,561     43,476
                                                     --------    --------   --------
          Income (loss) from operations...........     (6,391)     51,238     34,752
Other income (expense):
  Gain (loss) on sale of assets...................        (26)         (6)     5,924
  Interest income.................................      5,579       8,224      3,991
  Other expense...................................       (259)        (34)        (4)
                                                     --------    --------   --------
                                                        5,294       8,184      9,911
                                                     --------    --------   --------
          Income (loss) before provision
            for income taxes......................     (1,097)     59,422     44,663
Provision (benefit) for income taxes..............     (1,290)     19,901     14,962
                                                     --------    --------   --------
          Net income..............................   $    193    $ 39,521   $ 29,701
                                                     ========    ========   ========
Earnings per common share:
          Basic...................................   $   0.00    $   0.86   $   0.68
                                                     ========    ========   ========
          Diluted.................................   $   0.00    $   0.84   $   0.66
                                                     ========    ========   ========
Weighted-average shares outstanding:
          Basic...................................     46,633      46,126     43,449
                                                     ========    ========   ========
          Diluted.................................     47,087      46,885     45,037
                                                     ========    ========   ========

   See accompanying notes to consolidated financial statements.

                                                INET TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      COMMON STOCK      ADDITIONAL                              TREASURY STOCK        TOTAL
                                   ------------------     PAID-IN     UNEARNED     RETAINED    ----------------   STOCKHOLDERS'
                                   SHARES      AMOUNT     CAPITAL   COMPENSATION   EARNINGS    SHARES    AMOUNT      EQUITY
                                   ----------  ------   ---------   ------------   --------    ------    ------   -------------
                                                                  (In thousands, except share data)
Balance at December 31, 1998.....  40,934,422   $ 41     $ 1,236       $ (464)     $ 46,217     38,842   $ (217)     $ 46,813
  Issuance of common stock for
    cash in initial public          3,802,637      4      55,478            -             -    (38,842)     217        55,699
    offering, net................
  Issuance of common stock
   under stock option plans......     575,700      -         426            -             -          -        -           426
  Net income.....................           -      -           -            -        29,701          -        -        29,701
  Stock option compensation......           -      -         553          231             -          -        -           784
                                   ----------   ----     -------       ------      --------    -------   ------      --------
Balance at December 31, 1999.....  45,312,759     45      57,693         (233)       75,918          -        -       133,423
 Issuance of common stock under
    stock option and stock
    purchase plans, including
    tax benefit of $8,437........   1,006,874      1      12,242            -             -          -        -        12,243
  Net income.....................           -      -           -            -        39,521          -        -        39,521
  Stock option compensation......           -      -           -          233             -          -        -           233
                                   ----------   ----     -------       ------      --------    -------   ------      --------
Balance at December 31, 2000.....  46,319,633     46      69,935            -       115,439          -        -       185,420
 Issuance of common stock under
    stock option and stock            437,376      1       2,869            -             -          -        -         2,870
    purchase plans...............
  Net income.....................           -      -           -            -           193          -        -           193
                                   ----------   ----     -------       ------      --------    -------   ------      --------
Balance at December 31, 2001.....  46,757,009   $ 47     $72,804       $    -      $115,632          -   $    -      $188,483
                                   ==========   ====     =======       ======      ========    =======   ======      ========

                  See accompanying notes to consolidated financial statements.

                             INET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                2001        2000        1999
                                                             ---------    --------    --------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................    $     193    $ 39,521    $ 29,701
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization..........................        7,875       5,073       3,955
  Loss (gain) on sale or disposal of assets..............           26           6      (5,924)
  Loss on disposal of assets included in
    restructuring costs..................................          300           -           -
  Deferred income taxes..................................         (948)      1,146         233
  Issuance of common stock and stock options charged
    to expense...........................................            -         233         231
  Change in assets and liabilities:
      (Increase) decrease in trade accounts receivable...       32,700     (26,853)      1,119
      (Increase) decrease in unbilled receivables........          (30)        271        (594)
      (Increase) decrease in inventories.................       (3,073)     (3,488)      1,669
      (Increase) decrease in income taxes receivable.....       11,505      (3,742)          -
      Increase in other assets...........................       (1,885)     (2,098)       (139)
      Increase (decrease) in accounts payable............       (3,691)      2,030         741
      Decrease in taxes payable..........................            -        (213)       (665)
      Increase (decrease) in accrued compensation
        and benefits.....................................       (5,410)      2,633       3,093
      Increase (decrease) in deferred revenues...........       (5,951)     (3,688)     13,359
      Increase (decrease) in other accrued liabilities...       (2,683)      3,042       1,282
                                                             ---------    --------    --------
Net cash provided by operating activities................       28,928      13,873      48,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment......................       (8,470)    (14,163)     (5,197)
Proceeds from sale of assets.............................            -           -       7,000
                                                             ---------    --------    --------
Net cash provided by (used in) investing activities......       (8,470)    (14,163)      1,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial
   public offering, net..................................            -           -      55,699
Proceeds from issuance of common stock upon exercise
   of stock options and purchases under employee
   stock purchase plans..................................        3,012       3,806         426
                                                             ---------    --------    --------
Net cash provided by financing activities................        3,012       3,806      56,125
                                                             ---------    --------    --------
Net increase in cash and cash equivalents................       23,470       3,516     105,989
Cash and cash equivalents at beginning of period.........      131,419     127,903      21,914
                                                             ---------    --------    --------
Cash and cash equivalents at end of period...............    $ 154,889    $131,419    $127,903
                                                             =========    ========    ========

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid.....................................    $     508    $ 22,672    $ 15,329
                                                             =========    ========    ========

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

ACCOUNTING ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, we make significant estimates and assumptions in the areas of accounts receivable, inventories and revenue recognition. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of bank deposits and money-market funds. All highly liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

INVENTORIES

   Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories consist of the following (in thousands):

                                               DECEMBER 31,
                                            ----------------
                                              2001     2000
                                            -------   ------

                 Raw materials..........     $6,923   $4,183
                 Work-in-process........        615      241
                 Finished goods.........      4,916    4,957
                                            -------   ------
                                            $12,454   $9,381
                                            =======   ======

   Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over their estimated useful lives, as follows:

             Computers and other equipment......   3-5 years
             Software...........................   3 years
             Office furniture and fixtures......   7 years
             Leasehold improvements.............   Term of lease


RESEARCH AND DEVELOPMENT EXPENDITURES

   Our research and development efforts include expenditures for new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies.

   Software development costs are expensed as incurred until technological feasibility has been established, at which time subsequent costs are capitalized until the product is available for general release to customers. To date, either the establishment of technological feasibility of our products and their general release have substantially coincided, or costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization have been insignificant, and we have not capitalized any software development costs. Research and development expenditures, including software development, are charged to expense in the period incurred.

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

   We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our network intelligence and business intelligence solutions contain multiple billing milestones (e.g., contract award, shipment, installation and acceptance), not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment. All shipping costs are included in cost of revenues in the statement of operations.

   Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Favorable changes in estimates result in improved gross margins, and unfavorable changes in estimates result in lower gross margins. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. Less than 5% of our revenues in 2001, 2000 and 1999 was attributable to contracts under percentage-of-completion accounting.

   Contracts for our network intelligence and business intelligence solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price that we would sell the element to the customer on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the contract period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed.

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

   Effective July 1, 2000, we adopted Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, or FIN 44, an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but FIN 44 has narrowed the application of ABP 25. Adoption of FIN 44 did not have a significant effect on our results of operations.

CONCENTRATION OF CREDIT RISK

   Financial instruments which potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. All cash equivalents are maintained with nationally recognized financial institutions, which are insured to lessen the risk of loss.

   A large proportion of our revenues and receivables are attributable to our carrier customers in the telecommunications industry and, to a lesser extent, to our customers who supply equipment into the telecommunications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue.

RISKS AND UNCERTAINTIES

   Our future results of operations and financial condition could be impacted by the following factors, among others: our dependence on the communications industry; the pace of deregulation of the telecommunications market; general economic conditions; market growth for current- and next-generation network solutions; lengthy sales cycles for our products; any delays in product implementations; customer and sector revenue concentrations; the highly competitive marketplace in which we operate; our dependence on key personnel, rapid technological change and our need to continually develop new products; the significance of our international operations; proprietary rights of us or others and any product liability.

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

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       2001      2000     1999
                                                     -------   -------  -------
          Numerator:
            Net income for basic and
             diluted earnings per share.........     $   193   $39,521  $29,701
                                                     =======   =======  =======
          Denominator:
            Denominator for basic earnings
             per share--weighted-average
             shares.............................      46,633    46,126   43,449
          Dilutive securities: Employee
             stock options and purchase
             rights.............................         454       759    1,588
                                                     -------   -------  -------
            Denominator for diluted
             earnings per share--adjusted
             weighted-average shares............      47,087    46,885   45,037
                                                     =======   =======  =======

          Basic earnings per common share.......     $  0.00   $  0.86  $  0.68
                                                     =======   =======  =======
          Diluted earnings per common
            share...............................     $  0.00   $  0.84  $  0.66
                                                     =======   =======  =======


   Outstanding employee stock options to purchase 2,194,397 shares at December 31, 2001, 370,196 shares at December 31, 2000 and 72,450 shares at December 31, 1999, were not included in the respective earnings per share calculations because the effect of their inclusion would have been anti-dilutive.

DERIVATIVES

   On January 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. SFAS 133 requires that all derivatives be recognized at fair value on the balance sheet, and that the corresponding gains or losses be included in comprehensive income, depending on the type of hedging relationship that exists. To date, we have not entered into contracts that would be classified as derivative financial instruments under SFAS 133. However, we may enter into contracts that are classified as derivative financial instruments in the future. Adoption of SFAS 133 did not have an impact on our results of operations or our financial position. We cannot estimate its impact on our future results of operations or our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. At December 31, 2001, we did not have any goodwill or intangible assets which will be subject to SFAS 142 and, accordingly, adoption of these standards will not have a material effect on our financial statements.

   In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which we adopted January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. We do not expect the adoption of SFAS 144 to have a significant effect on our financial condition and results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

   Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C. to Epygi Technologies, Ltd., or Epygi, an entity controlled by Samuel S. Simonian, one of our founders and the chairman of our board, for a cash purchase price of $82,000. No gain or loss was recorded for the sale. This transaction was approved by the independent members of our board of directors. Epygi is currently performing development services for us for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We paid approximately $1.6 million for these services for the year ended December 31, 2001, and approximately $0.7 million for the year ended December 31, 2000.

   In September 1999, we sold our wireless data product line and related assets to Nextcell, Inc. (now known as Enfora, Inc.), an entity controlled by Mark A. Weinzierl, one of our founders and directors, for a cash purchase price of $7.0 million, resulting in a pre-tax gain of $5.9 million. A special committee of our independent directors approved the transaction. Revenues from the wireless data product line were approximately $1.7 million from January 1, 1999, through the date of sale.

NOTE 3 - RESTRUCTURING COSTS

   We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees. At December 31, 2001, we had paid all costs associated with this workforce reduction.

   In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. At December 31, 2001, the balance of these costs that remained to be paid totaled approximately $0.3 million, consisting primarily of employee severance, professional fees and costs related to excess facilities. We expect to substantially pay these amounts prior to June 30, 2002.

NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):



                                                       DECEMBER 31,
                                                     ----------------
                                                       2001     2000
                                                     -------  -------
      Computer and other equipment..............     $22,426  $20,788
      Software..................................       5,374    4,204
      Office furniture, fixtures and leasehold
      improvements..............................       7,945    6,512
                                                     -------  -------
                                                      35,745   31,504
      Less accumulated depreciation and
      amortization..............................      17,068   13,096
                                                     -------  -------
                                                     $18,677  $18,408
                                                     =======  =======


NOTE 5 - CREDIT FACILITY

   Our revolving credit facility expired on August 15, 2001. We believe that our current cash balances are sufficient for our near-term needs, and we therefore chose not to renew or replace the facility.

NOTE 6 - INCOME TAXES

   Components of the provision (benefit) for income taxes were as follows (in thousands):



                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------    -------    -------
      Current federal provision (benefit)..    $  (450)    $17,403    $13,731
      Current state provision..............         --       1,186        654
      Current foreign provision............        139         166        344
      Deferred federal expense (benefit)...     (1,116)        854        118
      Deferred state expense...............        137         292        115
                                               --------    -------    -------
                                               $(1,290)    $19,901    $14,962
                                               ========    =======    =======


   The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows (in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------    -------    -------
      Provision (benefit) computed at
         federal statutory rate...........     $  (384)    $20,798    $15,632
      Research and development tax
         credits..........................      (1,072)     (1,119)      (836)
      Foreign sales corporation income
      exemption...........................         (92)     (1,521)      (783)
      State income taxes, net of federal
      tax effect..........................         (14)        961        639
      Other...............................         272         782        310
                                               --------    -------    -------
                                               $(1,290)    $19,901    $14,962
                                               ========    =======    =======


   The significant components of our deferred tax assets and liabilities were as follows (in thousands):



                                                       DECEMBER 31,
                                                     ---------------
                                                      2001     2000
                                                     ------   ------
         Deferred tax assets:
           Deferred revenues....................     $    9   $ (351)
           Reserves and other accrued expenses
            not currently deductible for tax
            purposes............................      1,349    1,097
           Research and development tax credit
            carryover...........................      1,359    1,257
                                                     ------   ------
               Total deferred tax assets........      2,717    2,003
         Deferred tax liabilities:
           Depreciation.........................       (482)    (489)
           Other................................       (109)    (336)
                                                     ------   ------
               Total deferred tax liabilities...       (591)    (825)
                                                     ------   ------
                                                     $2,126   $1,178
                                                     ======   ======


   At December 31, 2001, we had tax credit carryforwards for federal income tax purposes of approximately $1.4 million. These carryforwards will expire in 2020 and 2021 and are restricted to future taxable income. We currently believe it is more likely than not our deferred income tax assets will be realized in future periods. Accordingly, we have not recorded a valuation allowance to reduce the carrying value of these assets.

NOTE 7 - OPERATING LEASES

   We lease our corporate office facility as well as certain equipment under noncancelable operating lease agreements. Rental expense for these operating leases was $6.0 million in 2001, $3.9 million in 2000 and $1.9 million in 1999.

   At December 31, 2001, future minimum lease payments under noncancelable operating leases were as follows (in thousands):



                             2002..........     $ 5,468
                             2003..........       5,312
                             2004..........       5,307
                             2005..........       5,535
                             Thereafter....      25,823
                                                -------
                                                $47,445
                                                =======


NOTE 8 - STOCKHOLDERS' EQUITY

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

EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

   Our 1998 Stock Option/Stock Issuance Plan, or the 1998 Plan, is our successor equity incentive program to our 1995 Employee Stock Option Plan, or the 1995 Plan. The 1998 Plan became effective on July 23, 1998 upon adoption by our board of directors and was subsequently approved by our stockholders on July 23, 1998. At December 31, 2001, common stock authorized for issuance pursuant to options granted or available for grant under the 1998 Plan was 5,991,223 shares. The share reserve automatically increases on the first trading day of January each calendar year by a number of shares equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. No such annual increase can exceed 500,000 shares. In no event may any one participant in the 1998 Plan receive option grants or direct stock issuances for more than 1,000,000 shares in the aggregate in a calendar year. During the year ended December 31, 2001, all stock options granted were under the 1998 Plan.

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

   Our 1995 Plan provided for incentive options and nonqualified options that were granted to our key employees, officers and directors. Options were granted generally at prices not less than the fair value of our common stock as determined by our board of directors at the dates of grant. Options granted under the 1995 Plan vest at rates established by our board and expire ten years after the date of grant.

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

   Stock option transactions for the years ended December 31, 2001, 2000 and 1999, are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                           2001                     2000                     1999
                                    ----------------------  ---------------------    ----------------------
                                                 WEIGHTED-              WEIGHTED-                 WEIGHTED-
                                                  AVERAGE                AVERAGE                   AVERAGE
                                    NUMBER OF    EXERCISE   NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                     OPTIONS       PRICE     OPTIONS      PRICE       OPTIONS       PRICE
                                    ----------   ---------  ---------   ---------    ---------    --------
      Outstanding at beginning
        of period.................  2,571,500     $30.56    1,841,950     $ 8.82     1,947,000     $ 1.67
      Granted.....................  1,882,022      15.04    1,791,900      39.23       489,250      27.88
      Exercised...................   (249,250)      3.32     (835,150)      1.62      (575,700)      0.74
      Forfeited...................   (398,623)     33.33     (227,200)     29.12       (18,600)     11.73
                                    ---------               ---------                ---------
      Outstanding at end of
        period....................  3,805,649      24.38    2,571,500      30.56     1,841,950       8.82
                                    =========               =========                =========
      Weighted-average fair
        value of Options granted
         during the period........ $    10.68              $    26.99               $    17.21
                                    =========               =========                =========


   At December 31, 2001, 867,323 shares were exercisable at a weighted-average exercise price of $25.23 and 2,185,574 shares were available for future grants to employees under the 1998 Plan.

   Information related to options outstanding at December 31, 2001, is summarized below:

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                           --------------------------------------------------    ----------------------------
                                         WEIGHTED-AVERAGE
                           NUMBER OF         REMAINING       WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE
  EXERCISE PRICES           OPTIONS      CONTRACTUAL LIFE     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
-----------------          ---------     ----------------    ----------------    ---------   ----------------
$ 0.60 - $ 8.20.......     1,450,584           8.83               $ 7.44          250,500         $ 4.12
$ 8.25 - $40.13.......     1,596,090           8.61                28.04          471,746          28.90
$40.14 - $67.00.......       758,975           8.57                49.04          145,077          49.70


   Our Employee Stock Purchase Plan, or the Purchase Plan, was adopted by our board of directors and approved by our stockholders on July 23, 1998. The Purchase Plan provides for the issuance of up to 750,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of our common stock on every January 31st and July 31st. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or the fair market value of the common stock on the specified purchase date. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months, except that the initial offering period began on June 1, 1999 and ended on the last business day of July 2001. The next offering period commenced on the first business day in August 2001, and subsequent offering periods will commence as designated by the plan administrator. At December 31, 2001, 359,850 shares had been issued under the Purchase Plan.

   Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, or SFAS 123, requires the disclosure of pro forma net income and earnings per share information computed as if we had accounted for our employee stock options granted subsequent to December 31, 1994 and the Purchase Plan, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.62% for 2001, 6.16% for 2000, and 5.74% for 1999; a dividend yield of 0% for 2001, 2000 and 1999; and volatility factors of 1.09 for 2001,
1.01 for 2000, and 1.08 for 1999. In addition, the fair value of these options was estimated based on an expected life of 1.2 years from the vesting date for 2001 and 2000 and one-half year from the vesting date for 1999 using the multiple option method. The fair value for the purchase rights under the Purchase Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 3.02% in 2001, 6.04% in 2000 and 5.81% in 1999; a dividend yield of 0% in 2001, 2000 and 1999; and volatility factors of 1.07 in 2001, 1.05 in 2000 and 1.08 in 1999. In addition, the fair value of these purchase rights was estimated based on an expected life of 0.50 years for 2001, 0.60 years for 2000 and
0.67 years for 1999.

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

   For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights is amortized to expense over the options' vesting period or purchase rights' purchase period. Our pro forma information follows (in thousands, except for per share information):

                                                                           YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                      2001           2000          1999
                                                                    ---------      -------       -------
       Pro forma net income (loss)................................  $(21,509)      $31,800       $26,756
       Pro forma basic earnings (loss) per common share...........  $  (0.46)      $  0.69       $  0.62
       Pro forma diluted earnings (loss) per common share.........  $  (0.46)      $  0.68       $  0.59


NOTE 9 - SEGMENT INFORMATION

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

                                                              YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                           2001         2000         1999
                                                          ------       ------       ------
              United States............................     38.3%        44.2%        48.3%
              Export:
                Asia/Pacific...........................      5.5          6.4          7.0
                Europe, Middle East and Africa.........     51.9         44.9         39.9
                Other..................................      4.3          4.5          4.8
                                                           -----        -----        -----
                        Total export revenues..........     61.7         55.8         51.7
                                                           -----        -----        -----
                                                           100.0%       100.0%       100.0%
                                                           =====        =====        =====


   We have no significant long-lived assets deployed outside of the U.S.

   In 2001, revenues from Deutsche Telekom accounted for approximately 12% of total revenues. In 2000, revenues from British Telecom and Worldcom each accounted for approximately 13% of total revenues. No individual customer accounted for 10% or more of total revenues in 1999. Sales to customers in the United Kingdom accounted for approximately 19% of total revenues in 2001 and approximately 16% in 2000. Sales to customers in Germany accounted for approximately 14% of total revenues during 2001. No other individual country accounted for 10% or more of total revenues in 2001, 2000 or 1999.

NOTE 10 - EMPLOYEE BENEFIT PROGRAM

   We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code, or the Code. The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. We may make contributions to the plan at the discretion of our board of directors. No discretionary contributions were accrued in 2001. We accrued discretionary contributions to the plan totaling $2.0 million in 2000 and $1.6 million in 1999.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following table contains selected financial information from unaudited consolidated statements of operations for each quarter of 2001 and 2000.


                                                                      QUARTER ENDED
                                   ----------------------------------------------------------------------------------------
                                                      2001                                           2000
                                   ------------------------------------------      ----------------------------------------
                                    DEC. 31   SEPT. 30   JUNE 30      MAR. 31      DEC. 31   SEPT. 30    JUNE 30    MAR. 31
                                   --------   --------   -------      -------      -------   --------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................  $ 26,157   $ 25,407   $24,007      $31,444      $47,793    $41,425    $36,828    $32,961
Gross profit.....................    17,234     14,465    12,896       18,821       34,422     30,979     27,196     25,202
Net income (loss)................     2,437        869    (3,138)(2)       25 (3)   11,142     10,139      9,550      8,690
Basic earnings (loss) per
share(1).........................  $   0.05   $   0.02   $ (0.07)(2)  $  0.00 (3)  $  0.24    $  0.22    $  0.21    $  0.19
Diluted earnings (loss) per
share (1)........................  $   0.05   $   0.02   $ (0.07)(2)  $  0.00 (3)  $  0.24    $  0.22    $  0.20    $  0.19
Shares used in computing basic
earnings per share...............    46,813     46,700    46,613       46,470       46,310     46,205     46,090     45,895
Shares used in computing
diluted earnings per share.......    46,943     46,825    46,613       46,900       46,927     46,864     46,833     46,823

(1) Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per common share information may not equal the annual earnings per common share due to rounding differences.
(2)  Includes impact of restructuring costs of $1.7 million.  See Note 3.
(3)  Includes impact of restructuring costs of $526,000.  See Note 3.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Inet Technologies, Inc.

We have audited the consolidated financial statements of Inet Technologies, Inc. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 18, 2002. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP




Dallas, Texas
January 18, 2002

                                            INET TECHNOLOGIES, INC.
                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  Years Ended December 31, 2001, 2000 and 1999
                                               (In thousands)



                                                                        ADDITIONS OR
                                                                         DEDUCTIONS
                                                                           CHARGED
                                                         BALANCE AT     (CREDITED) TO
                                                          BEGINNING       COSTS AND                        BALANCE AT
                                                           OF YEAR        EXPENSES        DEDUCTIONS(1)    END OF YEAR
                                                           -------        --------        -------------    -----------
Year ended December 31, 2001:
Deducted from asset accounts--
  Allowance for doubtful accounts..............            $1,065          $ (105)           $(237)           $  723
                                                           ======          =======           ======           ======

Year ended December 31, 2000:
Deducted from asset accounts--
  Allowance for doubtful accounts..............            $  939          $  133            $  (7)           $1,065
                                                           ======          =======           ======           ======

Year ended December 31, 1999:
Deducted from asset accounts--
  Allowance for doubtful accounts..............            $  659          $  245            $  35            $  939
                                                           ======          =======           ======           ======


(1) Activity includes uncollectible accounts written off, net of recoveries.

                                        INET TECHNOLOGIES, INC.
                                           INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                    DESCRIPTION
 -------                                   -----------
   3.1        Certificate of Incorporation (1)
   3.2        Amended and Restated Bylaws (1)
   4.1        Specimen Common Stock certificate (1)
   4.2        See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and
              Bylaws of the registrant defining the rights of holders of common stock
  10.1        Form of Indemnification Agreement between the registrant and each of its directors and executive officers (1)
  10.2        Form of Registration Rights Agreement, dated as of July 17, 1998 by and among the registrant, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl (1)
  10.3        Executive Employment Agreement, dated August 30, 1999, between the registrant and
              Luis Pajares (2)(7)
  10.4        Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (3)
  10.5        First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)
  10.6        Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)
  10.7        Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)
  10.8        Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)
  10.9        Letter Agreement, dated June 2, 2000, between the registrant and Mark H. Kleinman (3)(7)
  10.10       Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1),(7)
  21.1        Subsidiaries of the registrant (3)
  23.1        Consent of Ernst & Young LLP (3)
  24.1        Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof


-----------
        (1) Previously filed as an exhibit to the registrant's Registration Statement on Form S-1 (Reg. No. 333-59753) and incorporated herein by reference.
        (2) Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
        (3)  Filed herewith.
        (4) Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
        (5) Previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
        (6) Previously filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
        (7) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.