Form 10-Q
period 2002-03-31
INET TECHNOLOGIES INC
filed 2002-04-25
CIK 1065351

Use these links to rapidly review the document
Index

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-24707

INET TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2269056 (I.R.S. employer identification no.)

1500 North Greenville Avenue
Richardson, Texas 75081
(Address of principal executive offices, including zip code)

(469) 330-4000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock outstanding at April 24, 2002: 46,882,138

Inet Technologies, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2002	December 31, 2001
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$166,363	$154,889
Trade accounts receivable, net of allowance for doubtful accounts of $723 at both March 31, 2002 and December 31, 2001	15,319	14,934
Unbilled receivables	1,406	1,955
Income taxes receivable	—	532
Inventories	12,309	12,454
Deferred income taxes	2,608	2,608
Other current assets	5,058	5,307

Total current assets	203,063	192,679
Property and equipment, net	17,481	18,677
Other assets	172	172

Total assets	$220,716	$211,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$942	$938
Accrued compensation and benefits	2,887	2,475
Deferred revenues	18,659	16,793
Income taxes payable	920	—
Other accrued liabilities	4,693	2,357

Total current liabilities	28,101	22,563
Deferred income taxes	482	482
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares—25,000,000 Issued shares—None	—	—
Common stock, $.001 par value:
Authorized shares—175,000,000 Issued shares—46,882,138 at March 31, 2002 and 46,757,009 at December 31, 2001	47	47
Additional paid-in capital	73,714	72,804
Retained earnings	118,372	115,632

Total stockholders' equity	192,133	188,483

Total liabilities and stockholders' equity	$220,716	$211,528

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2002	2001
	(In thousands, except per share data)
Revenues:
Product and license fees	$21,003	$26,011
Services	6,492	5,433

Total revenues	27,495	31,444
Cost of revenues:
Product and license fees	6,232	10,017
Services	3,158	2,606

Total cost of revenues	9,390	12,623

Gross profit	18,105	18,821
Operating costs and expenses:
Research and development	8,456	11,706
Sales and marketing	4,107	5,739
General and administrative	2,020	2,736
Restructuring costs	—	526

	14,583	20,707

Income (loss) from operations	3,522	(1,886)
Other income (expense):
Interest income	690	1,966
Other expense	(180)	(42)

	510	1,924

Income before provision for income taxes	4,032	38
Provision for income taxes	1,292	13

Net income	$2,740	$25

Earnings per common share:
Basic	$0.06	$0.00

Diluted	$0.06	$0.00

Weighted-average shares outstanding:
Basic	46,838	46,470

Diluted	47,194	46,900

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2001	46,757,009	$47	$72,804	$115,632	$188,483
Issuance of common stock under stock option and stock purchase plans	125,129	—	910	—	910
Net income	—	—	—	2,740	2,740

Balance at March 31, 2002	46,882,138	$47	$73,714	$118,372	$192,133

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$2,740	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,747	1,669
Deferred income taxes	—	(283)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(385)	22,959
(Increase) decrease in unbilled receivables	549	(698)
Decrease in income taxes receivable	532	9,223
(Increase) decrease in inventories	145	(3,127)
(Increase) decrease in other assets	249	(2,853)
Increase in accounts payable	4	658
Increase in taxes payable	920	—
Increase (decrease) in accrued compensation and benefits	412	(5,249)
Increase (decrease) in deferred revenues	1,866	(2,054)
Increase (decrease) in other accrued liabilities	2,336	(856)

Net cash provided by operating activities	11,115	19,414
Cash flows from investing activities:
Purchases of property and equipment	(551)	(3,582)

Net cash used in investing activities	(551)	(3,582)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	910	1,945

Net cash provided by financing activities	910	1,945

Net increase in cash and cash equivalents	11,474	17,777
Cash and cash equivalents at beginning of period	154,889	131,419

Cash and cash equivalents at end of period	$166,363	$149,196

Supplemental disclosures:
Income taxes paid	$—	$144

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies

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

Unaudited Interim Financial Statements

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2002. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of bank deposits and money-market funds. All highly-liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

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

Inventories

        Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At March 31, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$6,772	$6,923
Work-in-process	162	615
Finished goods	5,375	4,916

	$12,309	$12,454

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

Revenue Recognition

        We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our network intelligence and business intelligence solutions contain multiple billing milestones (e.g., contract award, shipment, installation and acceptance), not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment. All shipping costs are included in cost of revenues in the statement of income.

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

Note 2—Related Party Transaction

        Epygi Technologies, Ltd., or Epygi, an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a

Consulting Agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed approximately $0.3 million for these services for the three months ended March 31, 2002 and approximately $0.2 million for these services for the three months ended March 31, 2001.

Note 3—Restructuring

        We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees. At March 31, 2002, we had paid all costs associated with this workforce reduction.

        In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA™ softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. At March 31, 2002, the balance of these costs that remained to be paid totaled approximately $0.2 million, consisting primarily of employee severance, professional fees and costs related to excess facilities. We expect to pay the remaining amounts prior to September 30, 2002.

Note 4—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Numerator:
Net income for basic and diluted earnings per share	$2,740	$25

Denominator:
Denominator for basic earnings per share—weighted-average shares	46,838	46,470
Dilutive securities: Employee stock options and purchase rights	356	430

Denominator for diluted earnings per share—adjusted weighted-average shares	47,194	46,900

Basic earnings per common share	$0.06	$0.00

Diluted earnings per common share	$0.06	$0.00

Note 5—Comprehensive Income

        For all periods presented, we had no components of comprehensive income other than net income.

Note 6—Segment Information

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

	Three months ended March 31,
	2002	2001
United States	23.1%	34.6%
Export:
Asia/Pacific	10.3	6.0
Europe, Middle East and Africa	65.1	56.0
Other	1.5	3.4

Total export revenues	76.9	65.4

	100.0%	100.0%

        For the three months ended March 31, 2002, revenues from one customer accounted for approximately 42% of total revenues. For the three months ended March 31, 2001, revenues from three customers each accounted for more than 10% of total revenues, individually accounting for approximately 15%, approximately 11% and approximately 10% of total revenues.

        We have no significant long-lived assets deployed outside of the United States.

Note 7—Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted on January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Adoption of SFAS 142 did not have an impact on our results of operations or our financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Adoption of SFAS 144 did not have an impact on our results of operations or our financial position.

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

  •
  Our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

  •
  We could be materially harmed in the event of a further general economic slowdown, a reversal or slowdown in the pace of the privatization, restructuring or deregulation of the telecommunications industry, a continued slowdown in the growth of that industry or consolidations involving our current or prospective customers;

  •
  We could be materially harmed by any reduction in demand for our network intelligence, business intelligence and diagnostics solutions;

  •
  We could be materially harmed if the market for current- and next-generation network solutions fails to grow as we currently anticipate;

  •
  Expected increased competition could result in price reductions, reduced margins and loss of market share; and

  •
  Other risks indicated below under the caption "Risk Factors."

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

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 28, 2002. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

        We were founded in 1989, and during the early years of our operations we focused primarily on developing and selling diagnostics tools for a predecessor to the Signaling System #7, or SS7, signaling protocol. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based solutions as well as broadening our product offerings. Our diagnostics solution, Spectra™, was first introduced in December 1990 and is currently in its tenth generation release. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for SS7 networks, culminating in the introduction of our network intelligence solution, the GeoProbe™, in late 1995. Since the introduction of the GeoProbe, we have continued to add capabilities and applications within our network intelligence solutions area. In late 1999 and through early 2001, we introduced a suite of business intelligence solutions called IT:seven™. These applications enable carriers to protect and generate additional revenues and reduce capital or operating expenses within their networks by managing the performance of services delivered through their networks and the points of interconnection with networks of other carriers. Since the initial introduction of our IT:seven suite of business intelligence applications, we have continued to add new capabilities and applications within this solution area. In 2001, we introduced the Spectra2 MG™, a diagnostic tool to address next-generation networks. We continue to focus significant resources on the development of new products as well as enhancements, new features and new applications for all of our existing product areas.

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

Results of Operations

        The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income expressed as a percentage of total revenues. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future periods.

	Three months ended March 31,
	2002	2001
Revenues:
Product and license fees	76.4%	82.7%
Services	23.6	17.3

Total revenues	100.0	100.0
Cost of revenues:
Product and license fees	22.7	31.8
Services	11.5	8.3

Total cost of revenues	34.2	40.1

Gross profit	65.8	59.9
Operating expenses:
Research and development	30.8	37.2
Sales and marketing	14.9	18.3
General and administrative	7.3	8.7
Restructuring costs	0.0	1.7

Total operating expenses	53.0	65.9

Income (loss) from operations	12.8	(6.0)
Other income	1.9	6.1

Income before provision for income taxes	14.7	0.1
Provision for income taxes	4.7	0.0

Net income	10.0%	0.1%

Revenues

        Product and license fees.    Revenues from product and license fees decreased 19.3% to $21.0 million in the three months ended March 31, 2002 from $26.0 million in the three months ended March 31, 2001. The decline in revenues from product and license fees was primarily attributable to lower sales volumes in all areas of our business, which reflected a decrease in demand for our solutions. This decrease in demand was primarily driven by the general slowdown in the economy, which began to impact our revenues in the first quarter of 2001, and the decreased levels of spending within the telecommunications sector. We also experienced relatively lower sales prices for certain basic applications within our network intelligence solutions area, which is expected as applications mature or are duplicated in competitor offerings. Prices for new applications or applications for which there are no significant competitive offerings were stable.

        Services.    Revenues from services increased 19.5% to $6.5 million in the three months ended March 31, 2002 from $5.4 million in the three months ended March 31, 2001. The increase in services revenues was due to an increase in our number of customers and a larger installed base of products with existing customers for which we provide product support services. For the remainder of 2002, we expect revenues from services to increase from 2001 levels because of a larger installed base of products driven by both new and existing customers. However, we expect the rate of increase to be less than that experienced in prior years because of an industry-wide focus on decreasing support costs and the economies-of-scale pricing for customers with a large footprint of our solutions.

        Concentration of revenues.    For the three months ended March 31, 2002, revenues from one international customer accounted for approximately 42% of total revenues. For the three months ended March 31, 2001, revenues from three customers each accounted for more than 10% of total revenues, individually accounting for approximately 15%, approximately 11% and approximately 10% of total revenues. Going forward we expect one or two customers will account for more than 10% of total revenues in most quarters, but we do not expect revenues from any single customer to represent as high a percentage of total revenues as was experienced in the three months ended March 31, 2002. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next. On a quarterly basis, our 10 largest customers typically account for 50% to 80% of total revenues for that quarter. We expect this trend to continue for the foreseeable future.

        International revenues.    In the three months ended March 31, 2002, international revenues accounted for 76.9% of total revenues compared to 65.4% of total revenues in the three months ended March 31, 2001. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers. The relatively higher percentage of international revenues in the three months ended March 31, 2002 versus the same period in the prior year was driven by the significant revenues from one international customer. For the remainder of 2002, we expect revenues from international markets to continue to represent the majority of our total revenues.

Cost of Revenues

        Product and license fees.    Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration and installation of our products. Cost of product and license fees was $6.2 million, or 29.7% of product and license fees revenues, in the three months ended March 31, 2002, and $10.0 million, or 38.5% of product and license fees revenues, in the three months ended March 31, 2001. The decrease in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs and, to a lesser extent, decreased labor and overhead costs. The decrease in hardware costs is attributable to a higher percentage of our network intelligence and business intelligence implementations being derived from the expansion of existing systems rather than new system implementations, which typically have relatively higher hardware costs. New product offerings or changes in our product mix, in terms of both solution area and proportion of new systems versus system expansions, can affect the cost of revenues as a percentage of product and license fees revenues.

        Services.    Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty and non-warranty activities. Cost of services was $3.2 million, or 48.6% of services revenues, in the three months ended March 31, 2002 and $2.6 million, or 48.0% of services revenues, in the three months ended March 31, 2001. During the three months ended March 31, 2002, we released GeoProbe and GeoProbe Mobile™ Version 5. Certain costs related to research and development personnel were included in cost of goods sold as they supported these new version releases and other recently-introduced new products. In general, cost of services for product support tends to increase during the rollout of new products or new versions of existing products. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty work during a specific period. We expect these trends to continue into the foreseeable future.

Operating Expenses

        Research and Development Expenses.    Research and development expenses consist primarily of personnel expenses, including incentive and other compensation expenses, and contract labor, travel and facilities expenses. These expenses decreased to $8.5 million in the three months ended March 31, 2002 from $11.7 million in the three months ended March 31, 2001. Research and development expenses as a percentage of total revenues were 30.8% in the three months ended March 31, 2002 and 37.2% in the three months ended March 31, 2001. The decrease in absolute dollars and as a percentage of total revenues was attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services and decreased purchases of equipment for research and development activities. The average headcount of our research and development organization was 277 in the three months ended March 31, 2002, compared to 337 in the three months ended March 31, 2001. The decrease in headcount was primarily attributable to discontinued research and development efforts with respect to our VIA™ softswitch offering. Our research and development efforts include expenditures for new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies.

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

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel, travel and facilities expenses as well as marketing expenses such as trade show and advertising expenses. These expenses decreased to $4.1 million in the three months ended March 31, 2002 from $5.7 million in the three months ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were 14.9% in the three months ended March 31, 2002 and 18.3% in the three months ended March 31, 2001. The decrease in absolute dollars and as a percentage of total revenues was attributable to decreased average headcount, decreased sales commissions due to lower order levels and cost reduction efforts primarily related to travel, advertising and promotional activities. Average headcount in the three months ended March 31, 2002 was 81 compared to 108 in the three months ended March 31, 2001.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, administrative and executive departments. These expenses decreased to $2.0 million in the three months ended March 31, 2002 from $2.7 million in the three months ended March 31, 2001. General and administrative expenses as a percentage of total revenues were 7.3% in the three months ended March 31, 2002 compared to 8.7% in the three months ended March 31, 2001. The decrease in absolute dollars and as a percentage of total revenues was primarily attributable to decreased average headcount. Average headcount in the three months ended March 31, 2002 was 48 compared to 69 in the three months ended March 31, 2001.

        Restructuring Costs.    We did not record any restructuring costs during the three months ended March 31, 2002. We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees.

Other Income (Expense)

        Other income consists of interest income earned on our cash and cash equivalents partially offset by foreign translation adjustments and losses on the disposal of assets. Other income was $0.5 million in the three months ended March 31, 2002, compared to $1.9 million in the three months ended March 31, 2001. The decrease was primarily attributable to the overall decrease in interest rates paid on our investments. In the three months ended March 31, 2002, we recognized a return on our average cash balance of 1.7% compared to 5.6% in the three months ended March 31, 2001.

Provision for Income Taxes

        We recorded an income tax expense of $1.3 million for the three months ended March 31, 2002 compared to an income tax expense of $13,000 for the three months ended March 31, 2001. Our effective tax rates for these periods were 32.0% for the three months ended March 31, 2002, and 34.2% for the three months ended March 31, 2001. Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate. Our effective tax rate for 2002 differs from the U.S statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit.

        Our financial statements reflect net deferred tax assets of $2.1 million as of March 31, 2002, comprised of credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Liquidity and Capital Resources

        Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and to a lesser extent during our initial years of operations through bank borrowings. At March 31, 2002, we had working capital of $175.0 million compared to $170.1 million at December 31, 2001. We had $166.4 million in cash and cash equivalents at March 31, 2002, an increase of $11.5 million from $154.9 million in cash and cash equivalents at December 31, 2001. At March 31, 2002, we had no long-term debt.

        Our revolving credit facility expired on August 15, 2001. We believe that our current cash balances are sufficient for our near-term needs, and we therefore chose not to renew or replace the facility.

        Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2002, compared to $19.4 million during the same period in 2001. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital. The decrease in net cash provided by operating activities for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, was attributable to significant collections on trade accounts receivable and receipt of an income tax refund in the three months ended March 31, 2001.

        Net cash used in investing activities was $0.6 million for the three months ended March 31, 2002 compared to $3.6 million during the same period in 2001. Net cash used in investing activities for both periods related to purchases of property and equipment.

        Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2002 and $1.9 million during the same period of 2001. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

        We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid.

        We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. After that time, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

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

        Multiple element arrangements.    Contracts for our network intelligence and business intelligence solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price that we would sell the element to the customer on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the contract period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed. If we determine that we do not have VSOE on an undelivered element of an arrangement, we may not be able to recognize revenue until all elements of the arrangement were delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

        Percentage-of-completion accounting.    Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. For the quarter ended March 31, 2002, less than 7% of our revenues was attributable to contracts under percentage-of-completion accounting. To date, we have not recorded significant adjustments to revenues and expenses as a result of changes in estimates on long-term contracts.

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

Risk Factors

        You should carefully consider the risks described below before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

  •
  the size, timing and terms of specific orders by our customers;

  •
  the timing of the delivery to and the installation and acceptance of our products by our customers;

  •
  the mix of products and services sold by us;

  •
  the relative percentages of products sold through our direct and indirect sales channels;

  •
  customer order deferrals in anticipation of enhancements or new products;

  •
  the timing of and level of our investments in research and development activities, and the timing of and magnitude of our sales and marketing and general and administrative expenses;

  •
  changes in, and our ability to implement, our strategy; and

  •
  other risks described below.

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

        A large percentage of our revenues are typically derived from a small number of customers. For example, in the three months ended March 31, 2002, approximately 78% of our revenues were derived from our 10 largest customers in that quarter, with one customer accounting for approximately 42% of total revenues. We have historically experienced high concentrations on a quarterly basis, and we expect this trend to continue. Although the customer make up of our largest projects varies from quarter to quarter, a small number of customers frequently account for a significant portion of our revenues in a given period. If one or more of our significant customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn, these customers may not be able to meet their ongoing financial obligations to us or complete the purchase of additional products.

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

        Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, or when we have no significant additional obligations. On a quarterly basis, a significant portion of our revenues is derived from a small number of customer projects. Customer-or Inet-caused delays in the commencement or completion of scheduled product installations, which from time to time result from site-readiness delays, the often comprehensive processes for testing and acceptance maintained by certain of our customers, insufficient resources or other issues, and lengthening of implementation schedules due to the introduction of new features or applications, could materially harm our financial results. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, revenue will generally not be recognized until acceptance. For new products, we typically recognize revenue upon acceptance until a track record of acceptance is achieved, after which revenue recognition generally is tied to the completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our expected financial results for a particular period. Additionally, we may be subject to penalties for a failure to meet contractually agreed upon milestones or deadlines.

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

        Sales of our network intelligence and business intelligence products and solutions are made predominately to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our solutions is long, historically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostics solutions. In addition, we have experienced lengthening sales cycles during the current soft economy. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm anticipated financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

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

        Competition for all of our solutions is intense and is expected to continue, and in some cases intensify, in the future. We compete with a number of U.S. and international suppliers that vary in size, and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, reduced margins and loss of market share.

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

        The introduction of communications network management products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unmarketable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

  •
  enhance our network intelligence, business intelligence and diagnostics solutions;

  •
  develop and introduce new products or applications for the communications market;

  •
  keep pace with evolving industry protocol standards and changing customer needs; and

  •
  achieve broad market acceptance for our products.

        We cannot assure you that we will achieve these objectives.

Our future success will depend on our ability to develop new products based on emerging technologies.

        Over the long term, we expect carrier spending for legacy networks to decrease, which requires that we develop solutions for networks based on emerging packet technologies and standards, such as IP and ATM. We may not successfully develop competitive products for these technologies and standards, which could harm our business, financial condition and results of operations.

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

  •
  management of geographically dispersed operations;

  •
  a longer sales cycle, especially on initial entry into a new geographical market;

  •
  greater difficulty in evaluating a customer's ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past due accounts;

  •
  difficulty in establishing and maintaining relationships with government-owned or subsidized communications providers;

  •
  general economic conditions in each country;

  •
  currency controls and exchange rate fluctuations;

  •
  seasonal reductions in business activity specific to certain markets;

  •
  loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

  •
  foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

  •
  greater difficulty in safeguarding intellectual property;

  •
  import and export licensing requirements and other trade restrictions;

  •
  involuntary renegotiation of contracts with foreign governments and communications carriers; and

  •
  existence or adoption of laws and regulations affecting the pace of deregulation, taxation of our business and the general business climate for foreign companies.

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

We may be unable to produce sufficient quantities of our products because we obtain various key components from sole and limited source suppliers. If we are unable to obtain these components, or if the prices of these components increase, we could be unable to ship our products in a timely manner or our product costs could be materially impacted.

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

        We make advance purchases of various component parts in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components and the demand for our products that incorporate them, or changes in our business strategy that reduce our need for these components, could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business.

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

        Products as complex as ours may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Our three founders own approximately 73% of our common stock, which allows them to control the management and affairs of our company and prevent a change of control.

        As of March 31, 2002, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 73% of the outstanding shares of our common stock. Consequently, two or more of these individuals acting together could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl are members of our board of directors and have significant influence in directing the actions taken by our board.

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

        The market price of our common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

  •
  variations in our results of operations;

  •
  changes in our business strategy;

  •
  future sales of common stock;

  •
  the announcement of technological innovations or new products by us, our competitors and others;

  •
  market analysts' estimates of our performance;

  •
  general market and economic conditions; and

  •
  equity market conditions and industry-specific equity market trends.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to immaterial levels of market risk. Although revenues from customers located outside of the U.S. represented 76.9% of total revenues in the three months ended March 31, 2002, and 65.4% of total revenues in the three months ended March 31, 2001, to date, less than 1.0% of total revenues have been denominated in currencies other than the U.S. dollar. Accordingly, we have not been significantly exposed to fluctuations in currency exchange rates. In the quarter ended June 30, 2002 and in future periods, we expect a substantially greater portion of total revenues could be denominated in currencies other than U.S. dollars, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

        Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors." Accordingly, our future results could be materially harmed by changes in these or other factors.

        Currently, our cash is solely invested in money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to change by 100 basis points, our investment income would be impacted by approximately $1.6 million on an annual basis.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of March 31, 2002, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  10.1
  Consulting Agreement dated April 1, 2002, between Epygi Technologies, Ltd. and the Registrant.
  (b)
  We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.
By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp Vice President and Chief Financial Officer (Principal accounting and financial officer)

Date: April 25, 2002