Form 10-Q
period 2002-06-30
INET TECHNOLOGIES INC
filed 2002-07-25
CIK 1065351

Use these links to rapidly review the document
Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock outstanding at July 22, 2002: 46,894,138

Inet Technologies, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2002	December 31, 2001
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$171,022	$154,889
Trade accounts receivable, net of allowance for doubtful accounts of $738 at June 30, 2002 and $723 at December 31, 2001	14,789	14,934
Unbilled receivables	1,332	1,955
Income taxes receivable	—	532
Inventories	8,695	12,454
Deferred income taxes	2,608	2,608
Other current assets	3,834	5,307

Total current assets	202,280	192,679
Property and equipment, net	16,443	18,677
Other assets	172	172

Total assets	$218,895	$211,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$539	$938
Accrued compensation and benefits	3,739	2,475
Deferred revenues	17,223	16,793
Income taxes payable	626	—
Other accrued liabilities	2,777	2,357

Total current liabilities	24,904	22,563
Deferred income taxes	482	482
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares—25,000,000 Issued shares—None	—	—
Common stock, $.001 par value:
Authorized shares—175,000,000 Issued shares—46,894,138 at June 30, 2002 and 46,757,009 at December 31, 2001	47	47
Additional paid-in capital	73,765	72,804
Retained earnings	119,697	115,632

Total stockholders' equity	193,509	188,483

Total liabilities and stockholders' equity	$218,895	$211,528

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Product and license fees	$19,233	$18,530	$40,236	$44,541
Services	6,987	5,477	13,479	10,910

Total revenues	26,220	24,007	53,715	55,451
Cost of revenues:
Product and license fees	7,971	9,040	14,203	19,057
Services	3,307	2,071	6,465	4,677

Total cost of revenues	11,278	11,111	20,668	23,734

Gross profit	14,942	12,896	33,047	31,717
Operating expenses:
Research and development	7,294	9,918	15,750	21,624
Sales and marketing	4,757	5,137	8,864	10,876
General and administrative	2,118	2,534	4,138	5,270
Restructuring costs	—	1,726	—	2,252

	14,169	19,315	28,752	40,022

Income (loss) from operations	773	(6,419)	4,295	(8,305)
Other income (expense):
Interest income	665	1,571	1,355	3,537
Other income (expense)	414	(54)	234	(96)

	1,079	1,517	1,589	3,441

Income (loss) before provision for income taxes	1,852	(4,902)	5,884	(4,864)
Provision (benefit) for income taxes	527	(1,764)	1,819	(1,751)

Net income (loss)	$1,325	$(3,138)	$4,065	$(3,113)

Earnings (loss) per common share:
Basic	$0.03	$(0.07)	$0.09	$(0.07)

Diluted	$0.03	$(0.07)	$0.09	$(0.07)

Weighted-average shares outstanding:
Basic	46,888	46,613	46,863	46,542

Diluted	47,092	46,613	47,146	46,542

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2001	46,757,009	$47	$72,804	$115,632	$188,483
Issuance of common stock under stock option and stock purchase plans	137,129	—	961	—	961
Net income	—	—	—	4,065	4,065

Balance at June 30, 2002	46,894,138	$47	$73,765	$119,697	$193,509

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,065	$(3,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,548	3,504
Deferred income taxes	—	978
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	145	32,802
Decrease in unbilled receivables	623	50
Decrease in income taxes receivable	532	6,331
(Increase) decrease in inventories	3,759	(4,636)
(Increase) decrease in other assets	1,473	(1,336)
Decrease in accounts payable	(399)	(1,377)
Increase in taxes payable	626	—
Increase (decrease) in accrued compensation and benefits	1,264	(5,119)
Increase (decrease) in deferred revenues	430	(8,069)
Increase (decrease) in other accrued liabilities	420	(1,282)

Net cash provided by operating activities	16,486	18,733
Cash flows from investing activities:
Purchases of property and equipment	(1,314)	(6,082)

Net cash used in investing activities	(1,314)	(6,082)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	961	2,161

Net cash provided by financing activities	961	2,161

Net increase in cash and cash equivalents	16,133	14,812
Cash and cash equivalents at beginning of period	154,889	131,419

Cash and cash equivalents at end of period	$171,022	$146,231

Supplemental disclosure:
Income taxes paid	$1,726	$415

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Summary of Significant Accounting Policies

  The Company

        We are a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services. These communications sessions include phone calls, dial-up internet access and other service transactions and sessions. Our solutions also address the fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We provide these offerings through our network intelligence, business intelligence and diagnostics solutions.

  Consolidation

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

  Unaudited Interim Financial Statements

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2002. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002.

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

  Allowance for Doubtful Accounts

        A large proportion of our revenues and receivables are attributable to our carrier customers in the telecommunications industry and, to a lesser extent, to our customers who supply equipment into the telecommunications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the telecommunications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially less than the net balance recorded on our balance sheet.

  Inventories

        Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$5,491	$6,923
Work-in-process	705	615
Finished goods	2,499	4,916

	$8,695	$12,454

        Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure that the amount recorded in our financial statements reflects the lower of our cost or market. This estimate is based on several factors, including the condition and salability of our inventory and forecasted demand for the particular products incorporating these components. Based on backlog and expected orders at the time of the evaluation, we forecast the upcoming usage of current stock. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand and obsolete parts.

  Revenue Recognition

        We derive revenues primarily from the sale of products and software license fees as well as services in support of these products and licenses, which include training, warranty and product support services. The majority of the sales contracts for our network intelligence and business intelligence solutions contain multiple billing milestones (e.g., contract award, shipment, installation and acceptance), not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from products and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable, and collection is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment. All shipping costs are included in cost of revenues in the statements of operations.

        Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to schedule performance milestones and estimate our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Anticipated losses on fixed-price contracts are recognized in cost of revenues when estimable.

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

Note 2—Related Party Transaction

        Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board of directors, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed approximately $0.3 million for these services for the three months ended June 30, 2002 and approximately $0.4 million for these services for the three months ended June 30, 2001. We expensed approximately $0.6 million for these services for the six months ended June 30, 2002 and approximately $0.7 million for these services for the six months ended June 30, 2001.

Note 3—Restructuring

        We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees. At June 30, 2002, we had paid all costs associated with this workforce reduction.

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

The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. At June 30, 2002, the balance of these costs that remained to be paid totaled approximately $0.2 million, consisting primarily of employee severance, professional fees and costs related to excess facilities. We expect to pay the remaining amounts prior to October 31, 2002.

Note 4—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss) for basic and diluted earnings (loss) per share	$1,325	$(3,138)	$4,065	$(3,113)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	46,888	46,613	46,863	46,542
Dilutive securities: Employee stock options and purchase rights	204	—	283	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares	47,092	46,613	47,146	46,542

Basic earnings (loss) per common share	$0.03	$(0.07)	$0.09	$(0.07)

Diluted earnings (loss) per common share	$0.03	$(0.07)	$0.09	$(0.07)

Note 5—Comprehensive Income

        For all periods presented, we had no components of comprehensive income other than net income.

Note 6—Segment Information

        We operate in a single industry segment, providing communications software solutions and associated services to our customers through our sales personnel and certain foreign resellers. As a result, the financial information disclosed in this report represents all material financial information related to our sole operating segment. The geographic distribution of our revenues as a percentage of total revenues is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
United States	25.8%	42.6%	24.4%	38.0%
Export:
Asia/Pacific	11.0	7.9	10.7	6.8
Europe, Middle East and Africa	56.0	44.2	60.6	50.9
Other	7.2	5.3	4.3	4.3

Total Export	74.2	57.4	75.6	62.0

	100.0%	100.0%	100.0%	100.0%

        In the three months ended June 30, 2002, revenues from one customer accounted for approximately 11% of total revenues. In the three months ended June 30, 2001, revenues from one customer accounted for approximately 16% of total revenues. In the six months ended June 30, 2002, revenues from one customer accounted for approximately 24% of total revenues. In the six months ended June 30, 2001, revenues from one customer accounted for approximately 13% of total revenues.

        We have no significant long-lived assets deployed outside of the United States.

Note 7— Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Adoption of SFAS 141 and SFAS 142 did not have an impact on our results of operations or our financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Adoption of SFAS 144 did not have an impact on our results of operations or our financial position.

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
  •
  We could be materially harmed in the event of a further general economic slowdown, a reversal or slowdown in the pace of the privatization, restructuring or deregulation of the telecommunications industry, a continued downturn in that industry or consolidations involving our current or prospective customers;
  •
  We could be materially harmed by any reduction in demand for our network intelligence, business intelligence or diagnostics solutions;
  •
  We could be materially harmed if the market for current- and next-generation network solutions fails to develop as we currently anticipate;
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

        Historically, we have generated substantially all of our revenues from sales of our network intelligence and diagnostics solutions. Revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. We expect revenues from our network intelligence and business intelligence offerings to represent a majority of our revenues in future periods given the relatively higher growth rates expected for these solutions. Our remaining revenues are derived from services relating to our products, including training, warranty and product support.

Results of Operations

        The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of operations expressed as a percentage of total revenues.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Product and license fees	73.4%	77.2%	74.9%	80.3%
Services	26.6	22.8	25.1	19.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product and license fees	30.4	37.7	26.5	34.4
Services	12.6	8.6	12.0	8.4

Total cost of revenues	43.0	46.3	38.5	42.8

Gross profit	57.0	53.7	61.5	57.2
Operating expenses:
Research and development	27.8	41.3	29.3	39.0
Sales and marketing	18.1	21.4	16.5	19.6
General and administrative	8.1	10.5	7.7	9.5
Restructuring costs	—	7.2	—	4.1

Total operating expenses	54.0	80.4	53.5	72.2

Income (loss) from operations	3.0	(26.7)	8.0	(15.0)
Other income	4.1	6.3	3.0	6.2

Income (loss) before provision for income taxes	7.1	(20.4)	11.0	(8.8)
Provision (benefit) for income taxes	2.0	(7.3)	3.4	(3.2)

Net income (loss)	5.1%	(13.1)%	7.6%	(5.6)%

Revenues

        Product and license fees.    Revenues from product and license fees increased 3.8% to $19.2 million in the three months ended June 30, 2002 from $18.5 million in the three months ended June 30, 2001.

The increase in revenues from product and license fees was primarily attributable to increased revenues from our network intelligence and business intelligence solutions partially offset by decreased revenues from our diagnostics solutions. For the six months ended June 30, 2002, revenues from product and license fees decreased 9.7% to $40.2 million from $44.5 million for the six months ended June 30, 2001. The decline in revenues from product and license fees was primarily attributable to significantly lower demand for our diagnostics solutions, somewhat mitigated by the increased levels of business for our network intelligence and business intelligence solutions. We believe a significant portion of any decreased levels of business are attributable to decreased capital spending by telecommunications carriers and telecommunications equipment manufacturers, which, in turn, we believe is driven by their need to improve operating results and conserve cash. We continue to experience pressure on sales prices for basic network monitoring applications within our network intelligence solution area. In addition, we are beginning to experience pressure on sales prices for some of our business intelligence solutions due to the limited budgets of our customers.

        Services.    Revenues from services increased 27.6% to $7.0 million in the three months ended June 30, 2002 from $5.5 million in the three months ended June 30, 2001. In the six months ended June 30, 2002, revenues from services increased 23.5% to $13.5 million from $10.9 million in the six months ended June 30, 2001. The increase in services revenues was due to an overall increase in the number of our customers and a larger installed base of products with our existing customers for which we provide product support services. On June 30, 2002, we had 98 network intelligence customers compared to 87 on June 30, 2001. Going forward we expect to add new customers and to increase our installed base of products; however, we expect that pressure on prices for maintenance renewals may partially or entirely offset these increases.

        Concentration of revenues.    In the three months ended June 30, 2002, revenues from one customer accounted for approximately 11% of total revenues. In the three months ended June 30, 2001, revenues from one customer accounted for approximately 16% of total revenues. In the six months ended June 30, 2002, revenues from one customer accounted for approximately 24% of total revenues. In the six months ended June 30, 2001, revenues from one customer accounted for approximately 13% of total revenues. We had no other 10% or greater customers during those periods. Going forward, we expect one or two customers will each account for more than 10% of total revenues in most quarters. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next. On a quarterly basis, our 10 largest customers typically account for 50% to 80% of total revenues for that quarter. This trend continued in the second quarter of 2002 and is expected to continue for the foreseeable future.

        International revenues.    In the three months ended June 30, 2002, international revenues accounted for 74.2% of total revenues compared to 57.4% of total revenues in the three months ended June 30, 2001. In the six months ended June 30, 2002, international revenues accounted for 75.6% of total revenues compared to 62.0% of total revenues in the six months ended June 30, 2001. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers. For the remainder of 2002, we expect revenues from international markets to continue to represent the majority of our total revenues.

Cost of Revenues

        Product and license fees.    Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration, installation and testing of our products. Cost of product and license fees was $8.0 million, or 41.4% of product and license fees revenues, in the three months ended June 30, 2002, and $9.0 million, or 48.8% of product and license fees revenues, in the three months ended June 30, 2001. The decreases in both absolute dollars and as a percentage of product and license fees revenues are primarily related to a $0.9 million charge to cost of revenues for excess and obsolete materials and canceled purchase commitments in the three months ended June 30, 2001, as well as decreased installation-related costs in the three months ended June 30, 2002.

        In the six months ended June 30, 2002, cost of product and license fees was $14.2 million, or 35.2% of product and license fees revenues, compared to $19.1 million, or 42.8% of product and license fees revenues, for the six months ended June 30, 2001. The decreases in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs and, to a lesser extent, decreased labor and overhead costs and installation costs. The decrease in hardware costs is attributable to a higher percentage of our network intelligence and business intelligence implementations being derived from the expansion of existing systems rather than new system implementations, which typically have relatively higher hardware costs. New product offerings or changes in our product mix, in terms of both solution area and proportion of new systems versus system expansions, can affect the cost of revenues as a percentage of product and license fees revenues. The decrease in absolute dollars is also attributable to the charge to cost of revenues in 2001 for excess and obsolete materials and canceled purchase commitments.

        Services.    Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty and non-warranty activities. Cost of services was $3.3 million, or 47.3% of services revenues, in the three months ended June 30, 2002 and $2.1 million, or 37.8% of services revenues, in the three months ended June 30, 2001. Cost of services was $6.5 million, or 48.0% of services revenues, in the six months ended June 30, 2002 and $4.7 million, or 42.9% of services revenues, in the six months ended June 30, 2001. During the first three months of 2002, we released GeoProbe and GeoProbe Mobile™ Version 5. Certain costs related to research and development personnel were included in cost of goods sold as they supported these new version releases and other recently-introduced new products. In general, cost of services for product support tends to increase during the rollout of new products or new versions of existing products. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty work during a specific period. We expect these trends to continue into the foreseeable future.

Operating Expenses

        Research and Development Expenses.    Research and development expenses consist primarily of personnel expenses, including incentive and other compensation expenses, and contract labor, travel and facilities expenses. These expenses decreased to $7.3 million in the three months ended June 30, 2002 from $9.9 million in the three months ended June 30, 2001. Research and development expenses as a percentage of total revenues were 27.8% in the three months ended June 30, 2002 and 41.3% in the three months ended June 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services and decreased purchases of equipment for research and development activities. The average headcount of our research and development organization was 270 in the three months ended June 30, 2002, compared to 318 in the three months ended June 30, 2001. The decrease in headcount was primarily attributable to discontinued research and development efforts with respect to our VIA™ softswitch offering. Our continuing research and development efforts include expenditures for new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies.

        In the six months ended June 30, 2002, research and development expenses decreased to $15.8 million from $21.6 million for the comparable prior-year period. Research and development expenses as a percentage of total revenues were 29.3% for the six months ended June 30, 2002 and 39.0% for the six months ended June 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, decreased travel and decreased purchases of equipment for research and development activities. The average headcount of our research and development organization was 274 in the six months ended June 30, 2002, compared to 321 in the six months ended June 30, 2001. The decrease in headcount was primarily attributable to discontinued research and development efforts with respect to our VIA™ softswitch offering.

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

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel, travel and facilities expenses as well as marketing expenses such as trade show and advertising expenses. These expenses decreased to $4.8 million in the three months ended June 30, 2002 from $5.1 million in the three months ended June 30, 2001. Sales and marketing expenses as a percentage of total revenues were 18.1% in the three months ended June 30, 2002 and 21.4% in the three months ended June 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to cost reduction efforts primarily related to advertising and promotional activities. The average headcount of our sales and marketing organization was 82 in the three months ended June 30, 2002, compared to 91 in the three months ended June 30, 2001.

        Sales and marketing expenses decreased to $8.9 million in the six months ended June 30, 2002 from $10.9 million for the six months ended June 30, 2001. Sales and marketing expenses as a percentage of total revenues were 16.5% for the six months ended June 30, 2002, and 19.6% for the six months ended June 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to the same reasons stated for the decreases experienced in the three months ended June 30, 2002. The average headcount of our sales and marketing organization was 81 in the six months ended June 30, 2002, compared to 98 in the six months ended June 30, 2001.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, administrative and executive departments. These expenses decreased to $2.1 million in the three months ended June 30, 2002 from $2.5 million in the three months ended June 30, 2001. General and administrative expenses as a percentage of total revenues were 8.1% in the three months ended June 30, 2002 compared to 10.5% in the three months ended June 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were primarily attributable to decreased average headcount. Average headcount in the three months ended June 30, 2002 was 47 compared to 56 in the three months ended June 30, 2001.

        General and administrative expenses decreased to $4.1 million in the six months ended June 30, 2002 from $5.3 million in the six months ended June 30, 2001. General and administrative expenses as a percentage of total revenues were 7.7% for the six months ended June 30, 2002 and 9.5% for the six months ended June 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased average headcount and decreased legal fees and recruiting expenses. Average headcount in the six months ended June 30, 2002 was 47 compared to 62 in the six months ended June 30, 2001.

        Restructuring Costs.    We did not record any restructuring costs during the three or six months ended June 30, 2002. We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees.

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

Other Income (Expense)

        Other income consists of interest income earned on our cash and cash equivalents partially offset by foreign currency translation adjustments and losses on the disposal of assets. Other income was $1.1 million in the three months ended June 30, 2002, compared to $1.5 million in the three months ended June 30, 2001. Other income was $1.6 million in the six months ended June 30, 2002, compared to $3.4 million in the six months ended June 30, 2001. The decrease was primarily attributable to the overall decrease in interest rates paid on our investments. In the three months ended June 30, 2002, we recognized a return on our average cash balance of approximately 1.6% compared to approximately 4.3% in the three months ended June 30, 2001. In the six months ended June 30, 2002, we recognized a return on our average cash balance of approximately 1.7% compared to approximately 5.0% in the six months ended June 30, 2001.

Provision for Income Taxes

        We recorded an income tax expense of $0.5 million in the three months ended June 30, 2002 compared to an income tax benefit of $1.8 million in the three months ended June 30, 2001. Our effective tax rates for these periods were 28.5% in the three months ended June 30, 2002 and 36.0% in the three months ended June 30, 2001. We recorded an income tax expense of $1.8 million in the six months ended June 30, 2002 compared to an income tax benefit of $1.8 million in the six months ended June 30, 2001. Our effective tax rates for these periods were 30.9% in the six months ended June 30, 2002 and 36.0% in the six months ended June 30, 2001. Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate. Our effective tax rate for 2002 differs from the U.S statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit.

        Our financial statements reflect net deferred tax assets of $2.1 million as of June 30, 2002, comprised of credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Liquidity and Capital Resources

        Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent during our initial years of operations, through bank borrowings. At June 30, 2002, we had working capital of $177.4 million compared to $170.1 million at December 31, 2001. We had $171.0 million in cash and cash equivalents at June 30, 2002, an increase of $16.1 million from $154.9 million in cash and cash equivalents at December 31, 2001. At June 30, 2002, we had no long-term debt.

        Our revolving credit facility expired on August 15, 2001. We believe that our current cash balances are sufficient for our near-term needs, and we therefore chose not to renew or replace the facility.

        Net cash provided by operating activities was $16.5 million for the six months ended June 30, 2002, compared to $18.7 million during the same period in 2001. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital. The decrease in net cash provided by operating activities for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, was attributable to significant collections on trade accounts receivable and receipt of an income tax refund in the six months ended June 30, 2001.

        Net cash used in investing activities was $1.3 million for the six months ended June 30, 2002 compared to $6.1 million during the same period in 2001, which in each period related to purchases of property and equipment.

        Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2002 and $2.2 million during the same period of 2001, which in each period resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

        We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

        We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next 12 months. After that time, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

Accounting Policies

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information, we use certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies as those most important to the accurate portrayal of our financial condition and those that require the most subjective judgment. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

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

        Multiple element arrangements.    Contracts for our network intelligence and business intelligence solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price that we would sell the element to the customer on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the contract period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will be unable to recognize revenue until all elements of the arrangement are delivered. This occurrence could materially impact our financial results because of the significant portion of total revenues that a single contract may represent in any particular period.

        Percentage-of-completion accounting.    Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to schedule performance milestones and estimate our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. For the quarter ended June 30, 2002, we had no revenues attributable to contracts under percentage-of-completion accounting. To date, we have not recorded significant adjustments to revenues and expenses as a result of changes in estimates on long-term contracts.

        Returns and cancellations.    Generally, our contracts do not include right-of-return clauses. As a result, we have experienced few returns or cancellations for our products. Revenues on contracts that include right-of-return clauses are not recognized until the right-of-return period has expired. Accordingly, we do not record a provision for returns.

Allowance for Doubtful Accounts

        A large proportion of our revenues and receivables are attributable to our carrier customers in the telecommunications industry and, to a lesser extent, to our customers who supply equipment into the telecommunications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the telecommunications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially less than the net balance recorded on our balance sheet.

Inventory Reserves

        Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure that the amount recorded in our financial statements reflects the lower of our cost or market. This estimate is based on several factors, including the condition and salability of our inventory and forecasted demand for the particular products incorporating these components. Based on backlog and expected orders at the time of the evaluation, we forecast the upcoming usage of current stock. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand and obsolete parts. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced materially.

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

        Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. In many cases, these adverse economic conditions have altered current and prospective customers' capital spending priorities or budget cycles, or extended our sales cycle, and these adverse effects could continue. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. In addition, our financial results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year and revenues in our first quarter tending to be consistent with, or decreasing from, the level achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers; however, it is unclear how these historical trends will be affected by the downturn in the telecommunications industry.

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

        A large percentage of our revenues are typically derived from a small number of customers. For example, in the three months ended June 30, 2002, approximately 57% of our revenues were derived from our 10 largest customers in that quarter, with one customer accounting for approximately 11% of total revenues. We have historically experienced high concentrations on a quarterly basis, and we expect this trend to continue. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of customers frequently account for a significant portion of our revenues in a given period. If one or more of our significant customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn and reductions in telecommunications spending, these customers may not be able to meet their ongoing financial obligations to us or complete the purchase of additional products.

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

        Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, or when we have no significant additional obligations. On a quarterly basis, a significant portion of our revenues is derived from a small number of customer projects. Delays caused by us or our customers in the commencement or completion of scheduled product installations could materially harm our financial results. The delays may result from time to time from site-readiness delays, the often comprehensive processes for testing and acceptance maintained by certain of our customers, insufficient resources or other issues, and lengthening of implementation schedules due to the introduction of new features or applications. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, generally we do not recognize revenue until acceptance. For new products, we typically recognize revenue upon acceptance until a track record of acceptance is achieved, after which revenue recognition generally is tied to the completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our expected financial results for a particular period. Additionally, we may be subject to penalties for a failure to meet contractually agreed upon milestones or deadlines.

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

        Our principal products, the GeoProbe, IT:seven and Spectra, generate substantially all of our revenues today and are expected to continue to account for substantially all of our revenues for the foreseeable future. Our business has been adversely affected by a softening economy and a reduction in spending in the telecommunications industry, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. Any further downturn in the demand for our products would materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in developing any other products or taking any other steps to reduce the risk associated with any slowdown in demand for the GeoProbe, IT:seven and/or Spectra.

        In addition, a primary focus of our strategy is wireless and wireless data networks and services. If the adoption rate of next-generation wireless technologies, such as General Packet Radio Service (wireless data), or GPRS, and Universal Mobile Telecommunications Systems, or UMTS, is different than we currently anticipate, our financial results could be materially harmed.

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

        Over the long term, we expect carrier spending for legacy networks to decrease, which requires that we develop solutions for networks based on emerging packet technologies and standards, such as Internet Protocol, or IP, and Asynchronous Transfer Mode, or ATM. We may not successfully develop competitive products for these technologies and standards, which could harm our business, financial condition and results of operations.

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

At least a majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

        Historically, revenues from international markets have represented at least half of our total revenues, and we expect revenues from international markets to continue to represent a majority of our total revenues. Our international business activities involve certain risks, including:

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

        Continued international expansion of our business would require further significant management attention and financial resources. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. Additionally, in order to further expand internationally, we may be required to establish relationships with additional resellers and third-party integrators. We cannot assure you that we will effectively establish such relationships. If international revenues are not adequate to offset the additional expenses of expanding international operations, it could harm our business, financial condition and results of operations.

        Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to the three months ended June 30, 2002, less than 1.0% of total revenues had been denominated in currencies other than the U.S. dollar. In the three months ended June 30, 2002, however, approximately 8% of total revenues were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2002, approximately 4% of total revenues were denominated in currencies other than the U.S. dollar. In future periods, we expect a substantially greater portion of total revenues could be denominated in currencies other than U.S. dollars, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging arrangements. We cannot be certain that any hedging strategies that we undertake would be successful in avoiding exchange-related losses.

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

Our three founders own approximately 72% of our common stock, which allows them to control the management and affairs of our company and prevent a change of control.

        As of June 30, 2002, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 72% of the outstanding shares of our common stock. Consequently, two or more of these individuals acting together could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl are members of our board of directors and have significant influence in directing the actions taken by our board.

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

        Our certificate of incorporation and bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. For example, we have a classified board of directors with three-year terms, our stockholders are unable to take action by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings, and our board of directors is empowered to issue blank check preferred stock without any need to obtain stockholder approval.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to the three months ended June 30, 2002, less than 1.0% of total revenues had been denominated in currencies other than the U.S. dollar. In the three months ended June 30, 2002, however, approximately 8% of total revenues were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2002, approximately 4% of total revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than U.S. dollars, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

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

PART II.    OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of June 30, 2002, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

Item 4. Submission of Matters to a Vote of Security Holders

        At our 2002 Annual Meeting of Stockholders held on May 13, 2002, our stockholders voted on and approved the following matters:

        1.    The election of two Class II Directors to serve until our 2005 Annual Meeting of Stockholders, or until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld
George H. Heilmeier	45,616,686	129,678
Mark A. Weinzierl	45,670,432	75,932

        2.    An amendment to our 1998 Employee Stock Purchase Plan to increase the total number of shares of our common stock authorized for issuance thereunder from 750,000 to 1,250,000 shares.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
45,562,337	110,502	73,525

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Exhibit
10.1	Inet Technologies, Inc. 1998 Employee Stock Purchase Plan
10.2	First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.3	Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan
  (b)
  We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.
By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp Vice President and Chief Financial Officer (Principal accounting and financial officer)

Date: July 24, 2002

Inet Technologies, Inc.
Index to Exhibits

Exhibit Number	Exhibit
10.1	Inet Technologies, Inc. 1998 Employee Stock Purchase Plan
10.2	First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.3	Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan