Form 10-Q
period 2002-09-30
INET TECHNOLOGIES INC
filed 2002-10-31
CIK 1065351

Use these links to rapidly review the document
Inet Technologies, Inc. Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock outstanding at October 30, 2002: 47,073,293

Inet Technologies, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INET TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30, 2002	December 31, 2001
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$171,711	$154,889
Trade accounts receivable, net of allowance for doubtful accounts of $486 at September 30, 2002 and $723 at December 31, 2001	14,012	14,934
Unbilled receivables	394	1,955
Income taxes receivable	63	532
Inventories	7,616	12,454
Deferred income taxes	1,749	2,608
Other current assets	4,860	5,307

Total current assets	200,405	192,679
Property and equipment, net	14,902	18,677
Other assets	325	172

Total assets	$215,632	$211,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,458	$938
Accrued compensation and benefits	3,081	2,475
Deferred revenues	11,391	16,793
Other accrued liabilities	3,252	2,357

Total current liabilities	20,182	22,563
Deferred income taxes	261	482
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares—25,000,000 Issued shares—None	—	—
Common stock, $.001 par value:
Authorized shares—175,000,000 Issued shares—47,073,293 at September 30, 2002 and 46,757,009 at December 31, 2001	47	47
Additional paid-in capital	74,639	72,804
Retained earnings	120,503	115,632

Total stockholders' equity	195,189	188,483

Total liabilities and stockholders' equity	$215,632	$211,528

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Product and license fees	$16,569	$20,145	$56,805	$64,686
Services	6,587	5,262	20,066	16,172

Total revenues	23,156	25,407	76,871	80,858
Cost of revenues:
Product and license fees	6,975	8,918	21,178	27,975
Services	3,008	2,024	9,473	6,701

Total cost of revenues	9,983	10,942	30,651	34,676

Gross profit	13,173	14,465	46,220	46,182
Operating expenses:
Research and development	7,026	8,984	22,776	30,608
Sales and marketing	3,642	3,968	12,506	14,844
General and administrative	1,829	2,117	5,967	7,387
Restructuring costs	224	—	224	2,252

	12,721	15,069	41,473	55,091

Income (loss) from operations	452	(604)	4,747	(8,909)
Other income (expense):
Interest income	654	1,198	2,009	4,735
Other income (expense)	(31)	(17)	203	(113)

	623	1,181	2,212	4,622

Income (loss) before provision for income taxes	1,075	577	6,959	(4,287)
Provision (benefit) for income taxes	269	(292)	2,088	(2,043)

Net income (loss)	$806	$869	$4,871	$(2,244)

Earnings (loss) per common share:
Basic	$0.02	$0.02	$0.10	$(0.05)

Diluted	$0.02	$0.02	$0.10	$(0.05)

Weighted-average shares outstanding:
Basic	47,011	46,700	46,913	46,595

Diluted	47,043	46,825	47,018	46,595

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2001	46,757,009	$47	$72,804	$115,632	$188,483
Issuance of common stock under employee stock option and stock purchase plans	316,284	—	1,835	—	1,835
Net income	—	—	—	4,871	4,871

Balance at September 30, 2002	47,073,293	$47	$74,639	$120,503	$195,189

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,871	$(2,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,329	5,361
Deferred income taxes	638	461
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	922	26,812
(Increase) decrease in unbilled receivables	1,561	(501)
Decrease in income taxes receivable	701	9,410
(Increase) decrease in inventories	4,838	(3,987)
(Increase) decrease in other assets	294	(1,199)
Increase (decrease) in accounts payable	1,520	(2,958)
Increase (decrease) in accrued compensation and benefits	606	(5,751)
Decrease in deferred revenues	(5,402)	(6,878)
Increase (decrease) in other accrued liabilities	895	(496)

Net cash provided by operating activities	16,773	18,030
Cash flows from investing activities:
Purchases of property and equipment	(1,554)	(7,460)

Net cash used in investing activities	(1,554)	(7,460)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,603	2,961

Net cash provided by financing activities	1,603	2,961

Net increase in cash and cash equivalents	16,822	13,531
Cash and cash equivalents at beginning of period	154,889	131,419

Cash and cash equivalents at end of period	$171,711	$144,950

Supplemental disclosure:
Income taxes paid	$1,833	$504

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Summary of Significant Accounting Policies

  The Company

        We are a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor and manage communications networks that carry signaling information used to control and deliver communications sessions and services. These communications sessions include phone calls, dial-up internet access and other service transactions and sessions. Our solutions also address certain fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention and enhanced routing. We provide these offerings through our network intelligence, business intelligence and diagnostics solutions.

  Consolidation

        The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

  Unaudited Interim Financial Statements

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2002. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002.

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

  Allowance for Doubtful Accounts

        A large proportion of our revenues and receivables are attributable to our carrier customers in the telecommunications industry and, to a lesser extent, to our customers who supply equipment into the telecommunications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including our assessment of a particular customer's ability to pay as well as the age of the receivables. To assess a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that many of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables.

  Inventories

        Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$4,489	$6,923
Work-in-process	1,212	615
Finished goods	1,915	4,916

	$7,616	$12,454

        Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure that the amount recorded in our financial statements reflects the lower of our cost or market value. This estimate is based on several factors, including the condition and salability of our inventory and forecasted demand for the particular products incorporating these components. We forecast the upcoming usage of current stock based on backlog and expected orders at the time of the evaluation. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts.

  Revenue Recognition

        We derive revenues from the sale of products and software license fees as well as services in support of these products and licenses, which include training, warranty and product support services. The majority of the sales contracts for our network intelligence and business intelligence solutions contain multiple billing milestones (e.g., contract award, shipment, installation and acceptance), not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable, and collection is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance occurs. Revenues from our diagnostics solutions are typically recognized upon shipment. All shipping costs are included in cost of revenues in our Consolidated Statements of Operations.

        Revenues for contracts that require significant software development and are generally in excess of nine months in duration are recognized using the percentage-of-completion accounting method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to schedule performance milestones and estimate our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Anticipated losses on fixed-price contracts are recognized in cost of revenues when estimable. In the nine months ended September 30, 2002, we had no revenues attributable to contracts under the percentage-of-completion accounting method. In the nine months ended September 30, 2001, 4.5% of revenues was attributable to contracts under the percentage-of-completion accounting method.

        Contracts for our network intelligence and business intelligence solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price that we would sell the element to a customer on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product support services included in initial licensing fees, are recognized ratably over the contract period. Product support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed.

        Deferred revenues represent amounts billed to customers, but not yet recognized as revenue. Unbilled receivables represent amounts recognized as revenue, but not yet billed to customers.

  Provision for income taxes

        Our effective tax rate for 2002 differs from the 35% U.S. statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit. Our effective tax rate for 2001 differed from the 35% U.S. statutory rate primarily due to our lower level of income combined with the tax benefit associated with the research and development tax credit.

        Our financial statements reflect net deferred tax assets of $1.5 million as of September 30, 2002, comprised of credit carryforwards and deductible temporary differences.

Note 2—Related Party Transaction

        Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board of directors, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed approximately $0.3 million for these services for the three months ended September 30, 2002 and approximately $0.4 million for these services for the three months ended September 30, 2001. We expensed approximately $0.8 million for these services for the nine months ended September 30, 2002 and approximately $1.0 million for these services for the nine months ended September 30, 2001.

Note 3—Restructuring

        We recorded a restructuring charge for the three months ended September 30, 2002 of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million. At September 30, 2002, the balance of these costs that remained to be paid totaled approximately $0.1 million.

        In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA™ softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. All costs associated with this restructuring have been paid and in the third quarter of 2002, we decreased this charge by $0.2 million due to changes in previous estimates related to professional fees and employee related obligations. As a result, the net restructuring charge recorded in the three- and nine-month periods ending September 30, 2002, was $0.2 million.

        We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees. All costs associated with this workforce reduction have been paid.

Note 4—Earnings (loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss) for basic and diluted earnings (loss) per share	$806	$869	$4,703	$(2,244)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	47,011	46,700	46,913	46,595
Dilutive securities: Employee stock options and purchase rights	32	125	105	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares	47,043	46,825	47,018	46,595

Basic earnings (loss) per common share	$0.02	$0.02	$0.10	$(0.05)

Diluted earnings (loss) per common share	$0.02	$0.02	$0.10	$(0.05)

Note 5—Comprehensive Income

        For all periods presented, we had no components of comprehensive income other than net income (loss).

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
United States	34.0%	49.5%	27.3%	41.6%
Export:
Asia/Pacific	5.3	3.7	9.1	5.9
Europe, Middle East and Africa	58.9	45.2	60.1	49.1
Other	1.8	1.6	3.5	3.4

Total Export	66.0	50.5	72.7	58.4

	100.0%	100.0%	100.0%	100.0%

        In the three months ended September 30, 2002, revenues from two customers each accounted for more than 10% of total revenues, individually accounting for approximately 16% and approximately 14% of total revenues. In the three months ended September 30, 2001, revenues from three customers each accounted for more than 10% of total revenues, individually accounting for approximately 25%, approximately 19% and approximately 16% of total revenues. In the nine months ended September 30, 2002, revenues from one customer accounted for approximately 21% of total revenues. In the nine months ended September 30, 2001, revenues from one customer accounted for approximately 10% of total revenues.

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

        Historically, we have generated substantially all of our revenues from sales of our network intelligence and diagnostics solutions. Revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. We expect revenues from our network intelligence and business intelligence offerings will continue to represent a majority of our revenues in the foreseeable future. Our remaining revenues are derived from services relating to our products, including training, warranty and product support.

Results of Operations

        The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of operations expressed as a percentage of total revenues.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product and license fees	71.5%	79.3%	73.9%	80.0%
Services	28.5	20.7	26.1	20.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product and license fees	30.1	35.1	27.6	34.6
Services	13.0	8.0	12.3	8.3

Total cost of revenues	43.1	43.1	39.9	42.9

Gross profit	56.9	56.9	60.1	57.1
Operating expenses:
Research and development	30.3	35.4	29.6	37.8
Sales and marketing	15.7	15.6	16.3	18.4
General and administrative	7.9	8.3	7.8	9.1
Restructuring costs	1.0	—	0.3	2.8

Total operating expenses	54.9	59.3	54.0	68.1

Income (loss) from operations	2.0	(2.4)	6.1	(11.0)
Other income	2.7	4.7	2.9	5.7

Income (loss) before provision for income taxes	4.7	2.3	9.0	(5.3)
Provision (benefit) for income taxes	1.2	(1.1)	2.7	(2.5)

Net income (loss)	3.5%	3.4%	6.3%	(2.8)%

  Revenues

        Product and license fees.    Revenues from product and license fees decreased 17.8% to $16.6 million in the three months ended September 30, 2002 from $20.1 million in the three months ended September 30, 2001. The decrease in revenues from product and license fees was primarily attributable to decreased levels of business for our network intelligence and business intelligence solutions. For the nine months ended September 30, 2002, revenues from product and license fees decreased 12.2% to $56.8 million from $64.7 million for the nine months ended September 30, 2001. The decline in revenues from product and license fees was primarily attributable to significantly lower demand for our diagnostics solutions and decreased levels of business for our network intelligence and business intelligence solutions. We believe that decreased levels of business are attributable to a significant extent to decreased capital spending by telecommunications carriers and telecommunications equipment manufacturers, which we believe is driven by their need to improve operating results and conserve cash. We continue to experience pressure on sales prices within our network intelligence and business intelligence solution areas, specifically for those applications for which there is a competitive offering. In addition, we are experiencing some pressure on sales prices for some of our diagnostics solutions due to the limited budgets of our customers.

        Services.    Revenues from services increased 25.2% to $6.6 million in the three months ended September 30, 2002 from $5.3 million in the three months ended September 30, 2001. In the nine months ended September 30, 2002, revenues from services increased 24.1% to $20.1 million from $16.2 million in the nine months ended September 30, 2001. The increase in services revenues was attributable to an increase in the number of customers covered under product support agreements and a larger installed base of products with our existing customers for which we provide product support services. Going forward we expect to add new customers and to increase our installed base of products; however, we expect that pressure on prices for product support renewals may partially or entirely offset the effect of these increases on services revenues.

        Concentration of revenues.    In the three months ended September 30, 2002, revenues from two customers each accounted for more than 10% of total revenues, individually accounting for approximately 16% and approximately 14% of total revenues. In the three months ended September 30, 2001, revenues from three customers each accounted for more than 10% of total revenues, individually accounting for approximately 25%, approximately 19% and approximately 16% of total revenues. In the nine months ended September 30, 2002, revenues from one customer accounted for approximately 21% of total revenues. In the nine months ended September 30, 2001, revenues from one customer accounted for approximately 10% of total revenues. We had no other 10% or greater customers during these three or nine-month periods. Going forward, we expect one or two customers will each account for more than 10% of total revenues in most quarters. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next. On a quarterly basis, our 10 largest customers typically account for 50% to 80% of total revenues for that quarter. This trend continued in the third quarter of 2002 and is expected to continue for the foreseeable future.

        International revenues.    In the three months ended September 30, 2002, international revenues accounted for 66.0% of total revenues compared to 50.5% of total revenues in the three months ended September 30, 2001. In the nine months ended September 30, 2002, international revenues accounted for 72.7% of total revenues compared to 58.4% of total revenues in the nine months ended September 30, 2001. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers. For the foreseeable future, we expect revenues from international markets to continue to represent the majority of our total revenues.

Cost of Revenues

        Product and license fees.    Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration, installation and testing of our products. Cost of product and license fees was $7.0 million, or 42.1% of product and license fees revenues, in the three months ended September 30, 2002, and $8.9 million, or 44.3% of product and license fees revenues, in the three months ended September 30, 2001. The decreases in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs and, to a lesser extent, decreased installation-related costs in the three months ended September 30, 2002. The decrease in hardware costs is attributable to lower levels of business and to a higher percentage of our network intelligence and business intelligence implementations being derived from the expansion of existing systems rather than new system implementations, which typically have relatively higher hardware costs.

        In the nine months ended September 30, 2002, cost of product and license fees was $21.2 million, or 37.3% of product and license fees revenues, compared to $28.0 million, or 43.2% of product and license fees revenues, for the nine months ended September 30, 2001. The decreases in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs and, to a lesser extent, decreased labor and overhead costs and installation costs. The decrease in hardware costs is attributable to lower levels of business and to a higher percentage of our network intelligence and business intelligence implementations being derived from the expansion of existing systems rather than new system implementations, which typically have relatively higher hardware costs. New product offerings or changes in our product mix, in terms of both solution area and proportion of new systems versus system expansions, can affect the cost of revenues as a percentage of product and license fees revenues. The decrease in absolute dollars is also attributable to the charge to cost of revenues in 2001 for excess and obsolete materials and canceled purchase commitments.

        Services.    Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty and non-warranty activities. Cost of services was $3.0 million, or 45.7% of services revenues, in the three months ended September 30, 2002 and $2.0 million, or 38.5% of services revenues, in the three months ended September 30, 2001. Cost of services was $9.5 million, or 47.2% of services revenues, in the nine months ended September 30, 2002 and $6.7 million, or 41.4% of services revenues, in the nine months ended September 30, 2001. During the first quarter of 2002, we released GeoProbe and GeoProbe Mobile™ Version 5, which resulted in increased support costs. In general, cost of services for product support tends to increase during the rollout of new products or new versions of existing products. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty work during a specific period. We expect these trends to continue into the foreseeable future.

Operating Expenses

        Research and Development Expenses.    Research and development expenses consist primarily of personnel expenses, including incentive and other compensation expenses, and contract labor, travel and facilities expenses. These expenses decreased to $7.0 million in the three months ended September 30, 2002 from $9.0 million in the three months ended September 30, 2001. Research and development expenses as a percentage of total revenues were 30.3% in the three months ended September 30, 2002 and 35.4% in the three months ended September 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services. The average headcount of our research and development organization was 259 in the three months ended September 30, 2002, compared to 287 in the three months ended September 30, 2001. Our continuing research and development efforts include expenditures for new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless technologies and packet-based technologies, as well as interconnect management and service assurance applications.

        In the nine months ended September 30, 2002, research and development expenses decreased to $22.8 million from $30.6 million for the comparable prior-year period. Research and development expenses as a percentage of total revenues were 29.6% for the nine months ended September 30, 2002 and 37.8% for the nine months ended September 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, decreased travel and decreased purchases of equipment for research and development activities. The average headcount of our research and development organization was 268 in the nine months ended September 30, 2002, compared to 312 in the nine months ended September 30, 2001. The decrease in headcount was primarily attributable to discontinued research and development efforts with respect to our VIA™ softswitch offering in the second quarter of 2001.

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

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel, travel and facilities expenses as well as marketing expenses such as trade show and advertising expenses. These expenses decreased to $3.6 million in the three months ended September 30, 2002 from $4.0 million in the three months ended September 30, 2001. The decrease in absolute dollars was attributable to cost reduction efforts primarily related to advertising and promotional activities. Sales and marketing expenses as a percentage of total revenues were 15.7% in the three months ended September 30, 2002 and 15.6% in the three months ended September 30, 2001.

        Sales and marketing expenses decreased to $12.5 million in the nine months ended September 30, 2002 from $14.8 million for the nine months ended September 30, 2001. Sales and marketing expenses as a percentage of total revenues were 16.3% for the nine months ended September 30, 2002, and 18.4% for the nine months ended September 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased staffing dedicated to sales and marketing activities and cost reduction efforts primarily related to advertising and promotional activities. The average headcount of our sales and marketing organization was 77 in the nine months ended September 30, 2002, compared to 93 in the nine months ended September 30, 2001.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, administrative and executive departments. These expenses decreased to $1.8 million in the three months ended September 30, 2002 from $2.1 million in the three months ended September 30, 2001. General and administrative expenses as a percentage of total revenues were 7.9% in the three months ended September 30, 2002 compared to 8.3% in the three months ended September 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were primarily attributable to decreased average headcount. Average headcount in the three months ended September 30, 2002 was 43 compared to 49 in the three months ended September 30, 2001.

        General and administrative expenses decreased to $6.0 million in the nine months ended September 30, 2002 from $7.4 million in the nine months ended September 30, 2001. General and administrative expenses as a percentage of total revenues were 7.8% for the nine months ended September 30, 2002 and 9.1% for the nine months ended September 30, 2001. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased average headcount and decreased legal fees and recruiting expenses. Average headcount in the nine months ended September 30, 2002 was 47 compared to 59 in the nine months ended September 30, 2001.

        Restructuring Costs.    We recorded a restructuring charge for the three months ended September 30, 2002 of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million. At September 30, 2002, the balance of these costs that remained to be paid totaled approximately $0.1 million.

        In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA™ softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. All costs associated with this restructuring have been paid and in the third quarter of 2002, we decreased this charge by $0.2 million due to changes in previous estimates related to professional fees and employee related obligations. As a result, the net restructuring charge recorded in the three- and nine-month periods ending September 30, 2002, was $0.2 million.

        We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance, professional fees and outplacement services. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees. All costs associated with this workforce reduction have been paid.

Other Income (Expense)

        Other income consists of interest income earned on our cash and cash equivalents partially offset by foreign currency translation adjustments and losses on the disposal of assets. Other income was $0.6 million in the three months ended September 30, 2002, compared to $1.2 million in the three months ended September 30, 2001. Other income was $2.2 million in the nine months ended September 30, 2002, compared to $4.6 million in the nine months ended September 30, 2001. The decrease was primarily attributable to the overall decrease in interest rates paid on our investments. In the three months ended September 30, 2002, we recognized a return on our average cash balance of approximately 1.5% compared to approximately 3.3% in the three months ended September 30, 2001. In the nine months ended September 30, 2002, we recognized a return on our average cash balance of approximately 1.6% compared to approximately 4.4% in the nine months ended September 30, 2001.

Provision for Income Taxes

        We recorded an income tax expense of $0.3 million in the three months ended September 30, 2002 compared to an income tax benefit of $0.3 million in the three months ended September 30, 2001. Our effective tax rate was 25.0% in the three months ended September 30, 2002 and negative 50.6% in the three months ended September 30, 2001. We recorded an income tax expense of $2.1 million in the nine months ended September 30, 2002 compared to an income tax benefit of $2.0 million in the nine months ended September 30, 2001. Our effective tax rate was 30.0% in the nine months ended September 30, 2002 and 47.7% in the nine months ended September 30, 2001. Our effective tax rate for 2002 differs from the 35% U.S. statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit. Our effective tax rate for 2001 differed from the 35% U.S. statutory rate primarily due to our lower level of income combined with the tax benefit associated with the research and development tax credit.

        Our financial statements reflect net deferred tax assets of $1.5 million as of September 30, 2002, comprised of credit carryforwards and deductible temporary differences. We have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income, although we cannot assure you that such assets will be realized. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Liquidity and Capital Resources

        Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent during our initial years of operations, through bank borrowings. At September 30, 2002, we had working capital of $180.2 million compared to $170.1 million at December 31, 2001. We had $171.7 million in cash and cash equivalents at September 30, 2002, an increase of $16.8 million from $154.9 million in cash and cash equivalents at December 31, 2001. At September 30, 2002, we had no long-term debt or material commitments for capital expenditures.

        Our revolving credit facility expired on August 15, 2001. We believe that our current cash balances are sufficient for our near-term needs, and we therefore chose not to renew or replace the facility.

        Cash provided by operating activities was $16.8 million for the nine months ended September 30, 2002, compared to $18.0 million during the same period in 2001. Cash provided by operating activities resulted primarily from net income and changes in components of working capital. The decrease in cash provided by operating activities for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, was attributable to significant collections on trade accounts receivable and receipt of an income tax refund in the nine months ended September 30, 2001.

        Cash used in investing activities was $1.6 million for the nine months ended September 30, 2002 compared to $7.5 million during the same period in 2001. Cash used in investing activities in each period related to purchases of property and equipment.

        Cash provided by financing activities was $1.6 million for the nine months ended September 30, 2002 and $3.0 million during the same period of 2001. Cash provided by financing activities in each period resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

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

Revenue Recognition

        General.    We derive revenues from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our network intelligence and business intelligence solutions contain multiple billing milestones (e.g., contract award, shipment, installation and acceptance), not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance occurs. Revenues from our diagnostics solutions are typically recognized upon shipment.

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

        Percentage-of-completion accounting.    Revenues for contracts that require significant software development and are generally in excess of nine months in duration are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to schedule performance milestones and estimate our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. For the nine months ended September 30, 2002, we had no revenues attributable to contracts under the percentage-of-completion accounting method. To date, we have not recorded significant adjustments to revenues and expenses as a result of changes in estimates on long-term contracts.

        Returns and cancellations.    Generally, our contracts do not include right-of-return clauses. As a result, we have experienced few returns or cancellations for our products. Revenues on contracts that include right-of-return clauses are not recognized until the right-of-return period has expired. Accordingly, we do not record a provision for returns.

Allowance for Doubtful Accounts

        A large proportion of our revenues and receivables are attributable to our carrier customers in the telecommunications industry and, to a lesser extent, to our customers who supply equipment into the telecommunications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically assess the collectibility of our accounts based on a combination of factors, including our assessment of a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that many of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the financial condition of our customers deteriorates, they may not be able to meet their financial obligations to us.

Inventory Reserves

        Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure that the amount recorded in our financial statements reflects the lower of our cost or market. This estimate is based on several factors, including the condition and salability of our inventory and forecasted demand for the particular products incorporating these components. We forecast the upcoming usage of current stock based on backlog and expected orders at the time of the evaluation. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced materially.

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

        Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. As a result, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. The factors that could affect our quarterly financial results include:

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

        Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions and individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. In many cases, these adverse economic conditions have altered current and prospective customers' capital spending priorities or budget cycles, or extended our sales cycle, and these adverse effects could continue and could impact our customers' ability to meet their financial obligations to us. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. For example, customer budgetary constraints have contributed to sales price pressure for some of our solutions and could pressure prices for maintenance renewals in our network intelligence and business intelligence offerings, thus affecting our revenues. In addition, our financial results historically have been influenced by seasonal fluctuations, with revenues tending to be strongest in the fourth quarter of each year and revenues in our first quarter tending to be consistent with, or decreasing from, the level achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers; however, it is unclear how these historical trends will be affected by the downturn in the telecommunications industry.

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

        A large percentage of our revenues are typically derived from a small number of customers. For example, in the three months ended September 30, 2002, approximately 67% of our revenues were derived from our 10 largest customers in that quarter, with one customer accounting for approximately 16% of total revenues and one customer accounting for approximately 14% of total revenues. We have historically experienced high concentrations on a quarterly basis, and we expect this trend to continue. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant customers frequently account for a significant portion of our revenues in a given period. If one or more of these significant customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn and reductions in telecommunications spending, these customers may not be able to meet their ongoing financial obligations to us or complete the purchase of additional products.

Consolidations and Bankruptcies in the telecommunications industry or a further slowdown in telecommunications spending could harm our business, financial condition and results of operations.

        We have derived substantially all of our revenues from sales of products and related services to the telecommunications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by telecommunications carriers and equipment manufacturers, and certain industry analysts project further spending reductions in future periods. In some cases, the viability of certain carriers and equipment manufacturers is in question. Our business, financial condition and results of operations could be materially harmed in the event that conditions continue to worsen in our industry or in the event there are consolidations or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of doubtful accounts. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

Changes or delays in the implementation or customer acceptance of our products could harm our financial results.

        Revenues for our network intelligence and business intelligence solutions are typically recognized upon the completion of installation, or when we have no significant unfulfilled obligations. On a quarterly basis, a significant portion of our revenues is derived from a small number of customer projects. Delays caused by us or our customers in the commencement or completion of scheduled product installations could materially harm our financial results. The delays may result from time to time from site-readiness delays, the often comprehensive processes for testing and acceptance maintained by certain of our customers, insufficient resources, the lengthening of implementation schedules due to the introduction of new features or applications or other issues. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, generally we do not recognize revenue until acceptance. For new products, we typically recognize revenue upon acceptance until a track record of acceptance is achieved, after which revenue recognition generally is tied to the completion of installation. In cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our expected financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for a failure to meet contractually agreed upon milestones or deadlines.

Any reversal or slowdown in the deregulation of telecommunications markets could materially harm the demand for our products.

        Future growth in the demand for our products will depend in part on continued privatization, deregulation and the restructuring of telecommunications markets worldwide, as the demand for our products is generally higher when a competitive environment exists. Any reversal or slowdown in the pace of this privatization, deregulation or restructuring could materially harm the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996, the local telephone competition rules adopted by the U.S. Federal Communications Commission to implement that Act or similar international regulation could materially harm our business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation have in the past, and could in the future, cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

The sales cycle for our products is long, which could harm our quarterly financial results.

        Sales of our network intelligence and business intelligence solutions are made predominantly to large communications service providers and involve significant capital expenditures and lengthy implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer's organization and final approval by an executive officer or other senior level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our solutions is long, historically ranging from six to 12 months for our network intelligence and business intelligence solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and up to three months for occasional, large sales of our diagnostics solutions. In addition, we have experienced lengthening sales cycles during the current industry downturn. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm anticipated financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

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

        Competition for all of our solutions is intense and is expected to continue, and in some cases intensify, in the future. We compete with a number of U.S. and international suppliers that vary in size, and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, reduced margins and loss of market share. For example, we have experienced and may continue to experience sales price pressure within our network intelligence and business intelligence solutions from competitive offerings.

Our business depends on retaining our existing key personnel.

        Our business depends to a significant extent upon the continued service and performance of a relatively small number of key senior managers, technical personnel and sales and marketing personnel, none of whom are bound by an agreement to remain in our employ. The loss of any existing key personnel, or the inability to attract, motivate and retain additional key personnel, could harm our business, financial condition and results of operations.

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

        Over the long term, we expect carrier spending for legacy networks to decrease from current levels, which requires that we develop solutions for networks based on emerging packet technologies and standards, such as Internet Protocol, or IP, and Asynchronous Transfer Mode, or ATM. We may not successfully develop competitive products for these technologies and standards, which could harm our business, financial condition and results of operations.

        Products as complex as those currently under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign qualified technical personnel to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Even if such potential new products are developed and introduced, we cannot assure you that they will achieve any significant degree of market acceptance.

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

  •
  challenges associated with operating in diverse cultural and legal environments;

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

        Continued international expansion of our business would require further significant management attention and financial resources. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. Additionally, in order to further expand internationally, we may be required to establish relationships with additional resellers and third-party integrators. We cannot assure you that we will establish such relationships, or that such relationships, even if established, will be effective. If international revenues are not adequate to offset the additional expenses of expanding international operations, it could harm our business, financial condition and results of operations.

We may be unable to produce sufficient quantities of our products because we obtain various key components from sole and limited source suppliers. If we are unable to obtain these components, or if the prices of these components increase, we could be unable to ship our products in a timely manner or our product costs could be materially impacted.

        We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future. Currently, our products utilize various semiconductors that are available from only one manufacturer and other components that are available from only one or a limited number of suppliers. While alternative suppliers have been identified for a variety of key components, those alternative sources have not been qualified or activated by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We generally do not execute long-term supply agreements with our suppliers and, in the case of many components, make our purchases with purchase orders on an "as-needed basis." Certain components require long order lead-times, in certain cases up to nine months. Other components that currently are readily available may become difficult to obtain in the future. Our failure to order sufficient quantities of these components in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of a variety of our key components, which have resulted in delays in product deliveries. In addition, the cost of various key components of our products has fluctuated significantly in the past based on supply and demand factors. Significant changes in supply and demand characteristics in the future could cause the cost of various components to increase, which could adversely impact our product costs.

Our inventory may become obsolete or unusable.

        From time to time, we make advance purchases of various component parts in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components and the demand for our products that incorporate them, or changes in our business strategy that reduce our need for these components, could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business.

We rely on third-party subcontractors to manufacture and develop our products. Our ability to sell products to our customers could be impaired if these subcontractors do not meet their commitments to us.

        Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs. We rely exclusively upon third-party subcontractors to manufacture our subassemblies, and we have retained, from time to time, third-party design services in the layout of circuit boards. We also frequently subcontract the development of specific features and enhancements of our products. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to various process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs.

We rely upon software licensed from third parties. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition and results of operations could be harmed.

        We rely upon software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. In certain cases, we are unable to obtain long-term pricing commitments for this software. The inability to maintain any software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into our products, which could harm our business, financial condition and results of operations.

We may not receive the intended benefits of future acquisitions, joint ventures or other business relationships.

        We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business and product offerings. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management's time and resources. Future acquisitions and strategic relationships by us could result in potentially dilutive issuances of equity securities, a material reduction in cash reserves, the incurrence of debt and contingent liabilities, research and development write-offs and other acquisition-related expenses. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we may not receive the intended benefits of the acquisition or strategic relationship.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time-consuming litigation.

        The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products, and we are currently engaged in correspondence and discussions with certain of these holders. As the number of competitive products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. Questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. We cannot assure you that any patent holders will not initiate legal proceedings in the future against us, or that if any proceedings were initiated, we would be successful in defending ourselves. Any claim or proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such claim made or proceeding initiated against us. We cannot assure you that any such royalty or license agreements would be available on terms acceptable to us, if at all.

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

        Products as complex as ours may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product, claims against us or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Our three founders own approximately 72% of our common stock, which allows them to control the management and affairs of our company and prevent a change of control.

        As of September 30, 2002, our three founders, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl, beneficially owned approximately 72% of the outstanding shares of our common stock. Consequently, two or more of these individuals acting together could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian, Akilian and Weinzierl are members of our board of directors and have significant influence in directing the actions taken by our board.

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

  •
  changes in our business strategy;

  •
  future sales of our common stock, particularly by institutional investors with large holdings and by our founders;

  •
  the announcement of technological innovations or new products by us, our competitors and others;

  •
  market analysts' estimates of our performance, our customer or competitor performance or the performance of the telecommunications industry in general;

  •
  the financial and other announcements made by our competitors and customers;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to 2002, less than 1% of total revenues had been denominated in currencies other than the U.S. dollar. In the three months ended September 30, 2002, approximately 1% of total revenues were denominated in currencies other than the U.S. dollar. In the nine months ended September 30, 2002, approximately 3% of total revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

        Our international subsidiaries operate in currencies other than the U.S. dollar, which results in translation gains and losses. The U.S. dollar is the functional currency of all our subsidiaries.

        Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors." Accordingly, our future results could be materially harmed by changes in these or other factors.

        Currently, our cash is invested in money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to change by 50 basis points, or 0.5%, our investment income would be impacted by approximately $0.8 million on an annual basis.

Item 4. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

        (b)    Changes in internal controls.    There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II.    OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        The SEC on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of September 30, 2002, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

    None.

        (b)  We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.
Date: October 31, 2002	By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp Vice President and Chief Financial Officer (Principal accounting and financial officer)

CERTIFICATION

I, Elie S. Akilian, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Inet Technologies, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	By:	/s/ ELIE S. AKILIAN Elie S. Akilian President and Chief Executive Officer

CERTIFICATION

I, Jeffrey A. Kupp, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Inet Technologies, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp Vice President and Chief Financial Officer