Form 10-K
period 2002-12-31
INET TECHNOLOGIES INC
filed 2003-02-28
CIK 1065351

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24707

INET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2269056
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1500 North Greenville Avenue Richardson, Texas	75081
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(469) 330-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an “accelerated filer” (as defined in Exchange Act Rule 12b-2). Yes   ✓   No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 was $87,161,319.

The number of shares of common stock outstanding of the registrant on February 27, 2003 was 38,361,704.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2003 Annual Meeting of Stockholders.

INET TECHNOLOGIES, INC.

FORM 10-K

PART I

Item 1. Business.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	Our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

•	We could be materially harmed in the event of a continued general economic slowdown, reduced spending by communications carriers and equipment manufacturers or consolidations involving our current or prospective customers;

•	We could be materially harmed if demand for our solutions is less than we anticipate;

•	We could be materially harmed if the market for current- and next-generation network solutions fails to develop as we currently anticipate;

•	Expected increased competition could result in further price reductions and reduced margins, as well as loss of market share; and

•	Other risks indicated below under the caption “Risk Factors.”

These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

Overview

Inet Technologies, Inc. is a leading global provider of communications software solutions that enable communications carriers to more strategically operate their businesses. Current offerings in our Unified AssuranceTM solution convert network information into valuable and actionable intelligence that carriers use to help ensure the health of their revenue-generating infrastructure. These real-time powered solutions help carriers realize organizational efficiencies in managing their operations. Our diagnostics solutions allow communications carriers and equipment manufacturers to quickly and cost-effectively design, deploy and maintain current- and next-generation networks and network elements.

•  Unified Assurance Solution—Our Unified Assurance solution strategy, which was introduced in early 2003 and includes current and future products, will ultimately be comprised of products that address network, service and customer assurance. Our Unified Assurance solution will transform key performance indicators into actionable intelligence to empower a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers. The key benefits of our Unified Assurance solution will include opportunities for improved acquisition and retention rates of high-value customers, streamlined operational support systems, reduced operating expenses and capital expenditures resulting from increased organizational efficiencies, and informed business planning. Products and applications that we currently offer as part of our network assurance and service assurance solutions help carriers achieve many of these benefits today. Carriers that use our complete Unified Assurance solution will be able to simultaneously manage their voice and data services at the network, service and customer layers in an interactive and real-time manner to proactively detect network and service problems and identify the customers most impacted by any service degradation. Our Unified Assurance solution is comprised of the following:

•	Network Assurance—Our product that addresses network assurance is the GeoProbeTM. The GeoProbe allows communications carriers to proactively monitor, manage and diagnose the overall health of voice and data networks based on performance metrics. In addition to accelerating problem detection and resolution, network engineers are empowered to make informed capacity planning and traffic management decisions. We also offer a suite of revenue assurance applications as part of this solution. These revenue assurance applications, fueled by the GeoProbe, were formerly marketed as part of our IT:sevenTM business intelligence applications.

•	Service Assurance—Our product that addresses service assurance is OrionTM. Orion has two applications that are currently generally available—one that addresses interconnection management and another that addresses customer mobility issues for wireless carriers. The product’s real-time and comprehensive analysis capabilities empower service managers and engineers to immediately initiate corrective actions when service quality falls below acceptable levels, to implement preventive actions to maintain service performance integrity and to continuously monitor performance metrics for planning purposes. We will be introducing new applications and functionality for Orion throughout 2003 that will add the capability for Orion to interact with our customer assurance product to provide the information needed to address the performance of a carrier’s most profitable services, both within and beyond network boundaries, with an actionable path to problem resolution.

•	Customer Assurance—Our product that will address customer assurance is BeamerTM. Beamer is currently in beta-test phase and is expected to be generally available later in 2003. Once available, Beamer will provide visibility into the actual quality of service levels experienced by a carrier’s highest-value customers. The product will help carriers achieve organizational efficiencies and improve the acquisition and retention rates of those customers that are most desirable and profitable to them.

A variety of applications will be available for each product so that our customers can customize the system to meet their specific needs and objectives. Carriers can purchase our products individually or as the complete Unified Assurance solution. A key capability of the complete Unified Assurance solution will be its ability to seamlessly link workforce processes and activities among a carrier’s network, service and customer-facing organizations and to do so across multiple voice and data technologies. The resulting benefit is that carriers will be able to achieve high levels of network assurance across multiple technologies, service assurance across multiple networks and customer assurance across multiple services.

•  Diagnostics Solutions—Our diagnostics solutions are used by communications carriers and equipment manufacturers for commissioning, interoperability testing and on-going maintenance of communications networks, as well as the development of revenue-generating services. We currently offer three products in the diagnostics area—the Spectra2TM, which addresses next-generation communications networks, and the SpectraTM and Spectra Trunk TesterTM, which address current-generation communications networks. These multi-protocol analyzers provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of current- and next-generation networks and network elements.

Founded in 1989, our mission is to be a leading provider of communications software solutions for current- and next-generation carriers and equipment manufacturers worldwide. Key elements of our strategy to achieve this objective include:

•	continuing to strive for the highest level of customer satisfaction;

•	developing solutions for the current- and next-generation wireless data and voice markets;

•	focusing on sales to tier-one communications carriers and equipment manufacturers in key geographic regions;

•	investing in research and development to provide technological leadership and to broaden our product portfolio; and

•	managing for profitability.

As of December 31, 2002, we had sold our solutions to more than 640 customers in approximately 65 countries. Our target customers include current- and next-generation tier-one wireless and wireline carriers as well as communications equipment manufacturers throughout Europe, the Middle East and Africa, or collectively EMEA, North America and select countries in the Asia/Pacific region. A partial list of our carrier customers includes Alltel, AT&T, British Telecom, Deutsche Telekom, Global Crossing, O2 (formerly BT Cellnet), Orange Communications, PTK Centertel, Qwest Communications, Sprint, Swisscom Fixnet, Swisscom Mobile, Telekom Austria, Telstra, T-Mobile USA (formerly Voicestream), TTNet, Vodafone and WorldCom. A partial list of our equipment manufacturer customers includes Alcatel, Cisco, Lucent, Motorola and Nortel.

Industry Background

The Communications Industry

Historically, fixed-line communications carriers operated in a highly-regulated environment with little or no competition. During the past two decades, many governments worldwide have significantly deregulated the communications industry. Deregulation increased the competitive landscape by allowing the emergence of competitive communications carriers. The increased competition created by deregulation put pressure on all communications carriers to differentiate themselves from competitors. Differentiation was initially achieved by providing advanced, value-added services and features (such as toll-free “800” numbers, caller ID, three-way calling, voice messaging and internet access) at compelling prices with competitive subsidies while delivering a high level of quality of service to customers. The result was an increase in the number of communications service providers and options available to consumers.

Also, over the past decade, mobile communications and related technologies have been developed to enable mobile communications services to become available at reasonable prices, although initially at questionable quality levels. Mobile communications carriers have invested heavily in infrastructure and handset technologies, and have spent significant sums in acquiring and retaining subscribers to build market share.

Over the past two to three years, the communications industry has experienced depressed economic conditions. Today, many communications service providers are faced with challenging financial conditions. These factors have contributed to increased consolidation within the industry and have forced many carriers to focus on survival. As a result, the mode of differentiation has changed—most carriers now offer a similar suite of services, sell them for near the same price and offer comparable subsidies to subscribers. One of the few strategic differentiators—and one that the carrier can control—is the quality of service provided to its customers. To remain competitive, carriers must provide a high level of service quality and reliability. The emphasis has shifted from network expansion, capacity growth and the acquisition of customers at any price to managing performance and service quality in an effort to maintain the existing customer base. The ability to provide and ensure high-performing services to customers is a key to minimizing customer turnover, or churn, in a carrier’s customer base. In addition to an increased emphasis on quality of service delivered, carriers continue to look for ways to reduce network operating costs and capital expenditures.

Signaling and Modern Communications Network Architectures

The following discussion of the evolution of communications networks and related signaling is provided to help illustrate the increased complexity of these networks as they have evolved and some of the specific needs that our solutions address.

A communications network must not only convey information between points, it must also determine the best routes for connections, control the allocation of resources used to transfer the information and keep transaction records for billing and measurement purposes. A communications session involves two types of information: the session content (voice, computer data or video) and information about the session (such as the identities of the party initiating the session and the destination party) that is required to connect, manage and bill for the session. This intelligence about a communications session or other services is generally referred to as signaling, or the “command and control” of the network.

The first generation of telephone networks was designed to pass both call content and signaling over a dedicated internal network path, called a trunk, from the source of the call to the called destination. This approach was referred to as in-band signaling. These networks used analog transmission for voice and signaling. Signaling information was passed in a single path through audio tones or voltage changes on the telephone line or trunk connection. However, this single path method of transferring both call content and signaling became inefficient and unreliable as network traffic grew, leading to network congestion and reduced service quality. In-band signaling also inhibited or prevented many advanced service offerings because the control information could not be separated easily from the call content flowing over a trunk.

These problems were first recognized during the 1960s and subsequently were resolved through the development and deployment of common channel signaling. In common channel signaling, the call content is separated from the signaling information. The signaling information is then passed over an entirely separate physical path through the carrier’s network, while the call content is passed over a trunk. Signaling paths in the network are connected to a set of systems that control and monitor the progress of calls and other transactions and route the signaling information as required. The signaling paths, or links, and signaling network control systems comprise a separate network infrastructure, called a signaling network, that operates in parallel with the network of trunks used to convey call content. The technique is called common channel signaling because signaling information for multiple calls passes over a shared, or common, set of signaling channels. This method of combining signaling information for multiple calls results in much higher overall network efficiency. With the introduction of common channel signaling and the evolution of a separate signaling network infrastructure, the signaling is delivered via a packet-based network architecture while the voice network transmits the call content using analog Time Division Multiplex, or TDM, signals.

Traditional signaling networks are based on a globally standardized architecture and set of protocols called Common Channel Signaling System #7, or SS7, or sometimes referred to internationally as C7. Since the mid-1980s, SS7 has been implemented by communications carriers worldwide, including incumbent carriers, competitive service providers, internet service providers and wireless carriers. SS7 utilizes digital packet-switching technology and is designed to be robust, flexible and scalable, enabling communications carriers to provide new services quickly and to optimize the network bandwidth used for trunk connections. When a call is placed, the originating location’s call switching equipment uses the SS7 network to look ahead and determine whether the destination is busy or otherwise unavailable before allocating a trunk to the call and connecting both parties, thus optimizing network trunk capacity utilization. This look-ahead operation also enables information such as caller ID to be passed before the call is actually connected. The SS7 network’s speed and power allow these operations to occur almost instantly, which significantly reduces the time required to process each call and improves service to the end user.

The network intelligence that SS7 provides in current networks is the keystone to the adoption of next-generation Internet Protocol, or IP, packet-based networks. In these next-generation networks, the call content—as well as the signaling—will coexist in a packet-based network. This is similar to the example of in-band signaling; however, the packet-based environment is more robust and flexible. Natively within the next-generation packet network, the intelligence for control is carried in virtual channels, which are comparable to SS7 signaling links in the current networks. The protocol or language of this intelligence may take many forms, such as Session Initiation Protocol, or SIP.

As with the evolution of past communications networks, we believe it will be a number of years before IP networks become the prevailing standard for voice communications. Until then, both types of networks will be in use and must be able to coexist. Collectively, SS7, SIP and other languages formulate the intelligence of current- and next-generation networks. These languages route and connect calls among similar, as well as between dissimilar networks. For current- and next-generation networks to interoperate successfully, SS7 must interact with its signaling peer in the IP environment and enable calls to be exchanged between these two different types of networks. This interaction occurs through network infrastructure gateways, and may be managed and maintained with systems such as our GeoProbe and Spectra.

Wireless Network Overview

Signaling is also critical in wireless communications. In fact, wireless networks are inherently more complex than wireline networks, generating a greater volume of signaling messages due to roaming, customer authentication and wireless transactions in addition to basic call setup. In addition to these wireless-specific activities that increase the level of signaling traffic, Short Message Service, or SMS, text messages are carried through the signaling network. Therefore, as SMS traffic increases, signaling network traffic increases as well.

The most prevalent wireless network technology in the world today is Global System for Mobile Communications, or GSM. Next-generation wireless data networks for GSM include General Packet Radio Service, or GPRS (also referred to as 2.5G wireless), and Universal Mobile Telecommunications System, or UMTS (also referred to as 3G wireless). Eventually, these future-generation wireless networks will enable voice and data to coexist on the same network. We believe that the efficient management of these networks will present new challenges for wireless service providers.

The vision of seamless integration of voice and data is being realized through the current- and next-generations of wireless technologies and signaling transactions. In recent years, wireless service providers have incurred a significant level of capital expenditures to increase network coverage and roll out next-generation network technologies, such as GPRS, to deliver multimedia communications. Now that many of these carriers have mobile data and voice network footprints in place, their emphasis has shifted from network expansion to the management of these multiple technologies. In addition to the basic need for network management, carriers are concurrently moving towards more proactive performance management at the service and customer layers. We believe that this shift towards proactive performance management, the extremely competitive environment for wireless services and the challenges associated with managing multiple technologies present a significant opportunity for us.

GPRS Network Overview

From a carrier’s perspective, GPRS technology is advantageous because it enables packet-based data capability by utilizing existing radio spectrum and provides faster data speeds, which are better suited for Internet traffic. From the perspective of the subscriber, connection setup is very fast and voice and data calls can be handled simultaneously. For GPRS and wireless voice networks installed today, the principle network elements that transmit signaling traffic include:

•	Mobile Services Switching Center, or MSC. Similar to a switch in the circuit-switched network, the MSC handles voice and SMS traffic and ensures that it is routed correctly. MSCs communicate with other network elements in the same network and in other mobile networks. The Gateway MSC is also the connection point between a wireless network and the Public Switched Telephone Network, or PSTN, enabling wireline and mobile phone users to communicate with each other.

•	Serving GPRS Support Node, or SGSN. The SGSN, which for mobile data networks is analogous to the MSC, provides mobility management, routing of packet data, authentication, encryption, compression, session management and state control.

•	Gateway GPRS Support Node, or GGSN. The GGSN serves as a router between the SGSN and the external packet-data network.

•	Base Station Subsystem, or BSS. The BSS provides the connection between the MSC and mobile devices. The BSS, also called a base station, handles all wireless communications within pre-defined areas, called “cells.” The base station handles such functions as selecting the best frequency for communicating with the mobile device and handing off a mobile device from one cell to another as the user moves between cells.

•	Mobile Device. A mobile device is typically a cellular phone, but could also be a wireless-enabled Personal Digital Assistant, or PDA, a computer or other specialized equipment that uses wireless communications. For GPRS, the mobile device must be able to support packet-data capability. The mobile device transmits and receives information to and from the base station nearest its current location.

Large tracking databases, called registers, are continuously updated to reflect changes in the network regarding mobile devices and their users. The primary registers include:

•	Equipment Identity Register, or EIR. Keeps track of the individual mobile devices that can be used in the network and provides authentication information used to verify identity.

•	Home Location Register, or HLR. Keeps track of the location, capabilities and billing information for each subscriber.

•	Visitor Location Register, or VLR. Keeps track of the detailed location of users and maintains subscriber-based information for the MSC. This device is typically co-located with the MSC.

•	Short Message Service Center, or SMSC. Provides the transfer of SMS messages to and from mobile devices. The SMSC receives the short message from the sender and forwards it to the recipient after the recipient’s location has been determined. If the recipient cannot be located, or if the mobile device is turned off, the SMSC stores the message for later delivery.

Wireless carriers use the signaling network to transport the information needed to establish a voice call in addition to the information to perform wireless transactions such as those described below. Wireless transactions are increasing in importance as the adoption of mobile data services continues to increase. One of the most popular wireless transaction types is SMS messaging. SMS messages are transactions sent through a wireless carrier’s signaling network. According to the GSM Association, approximately 30 billion SMS messages are sent in a month on a global basis.

A wireless carrier performs many transactions transparent to the user that are associated with any mobile device whether or not it is in use. Examples include:

•	Registration Transactions. Ensures that the mobile device is one that is registered to the network and calls made will be billable.

•	Attach Transactions. Notifies the appropriate elements in the network that the mobile device is powered on and available.

•	Location Update Transactions. Updates a user’s location so that the HLR can route calls directly to the nearest SGSN or MSC.

•	Context Transactions. Establishes a packet session so the subscriber can exchange data, such as e-mail or access to Web sites, over the IP network.

•	Authentication Transactions. Checks the unique identification of a mobile device against a list of non-approved or stolen equipment.

GPRS Wireless Data: An Illustrative Example

In order to better illustrate the complexity involved with GPRS technology and the critical role of signaling in wireless data networks, consider the example of a subscriber in England using his GPRS phone to read his e-mail.

When the subscriber turns on his phone, the device transmits a signaling transaction to the closest base station. The base station receives the signaling transaction and requests registration in the network. In the case of GPRS, the registration can be sent to both the SGSN to notify the data network and the MSC/VLR to notify the voice network of the user’s status. In another series of transactions with the HLR, the mobile device is checked to make sure it is registered and has not been stolen.

After these initial transactions are completed, the mobile device is authorized to begin exchanging data. To initiate the data session, the mobile device sends a context (session) request to begin exchanging e-mail information. This context request is received by the SGSN and then routed to the appropriate GGSN for the e-mail information for this subscriber. The GGSN then establishes a connection through the IP data network with the e-mail server. Once this is accomplished, the subscriber can then read and send e-mails from his mobile device.

This scenario becomes more complex when the subscriber is roaming. In this case, location update messages are sent when the subscriber moves between different SGSNs or MSCs so that service is not disrupted.

The need for a tool with protocol monitoring capability is far greater in GPRS than in any other network. With the merging of the mobile network, the IP network and the SS7 network—and the fact that multiple vendors are used in almost all of these networks—an end-to-end view of the subscriber experience is more important, and more difficult to ascertain, than in the past. The architecture of our solutions is capable of collecting, correlating, presenting and saving network-wide information to be used for real-time management or planning purposes.

The Need for a Unified Approach to Network, Service and Customer Assurance

Our solutions provide intelligence to help carriers proactively and strategically manage their businesses in today’s complex environment. As the example above illustrates, even a relatively simple communications session requires a sophisticated series of signaling-related transactions. Wireless data, mobility of subscribers, SMS and other advanced services increase the number of signaling messages required for each session, which in turn tends to increase the number of network elements, the complexity of the elements and the links required in the network. As carriers roll out new services and technologies, network complexity increases, which makes performance management more of a challenge.

Proactive performance management and the ability to manage multiple network technologies are necessary for a carrier to achieve a holistic view of its networks. If network problems are not detected on a timely basis, they can result in service and network downtime, which will result in a negative experience for customers. The challenge with many performance management solutions today is the absence of transparency or linkage between actual network problems and the services and customers being impacted by the problems. We believe that for a carrier to truly manage its business strategically, it must have the ability to link activity among the network, service and customer layers.

Using a unified approach to performance management, once a problem is detected at the network level, operations engineers can determine what services are being impacted by the problem and, more specifically, which customers are experiencing service degradation as a result of the problem. Alternatively, if a customer service representative notices that a high-value customer is experiencing quality problems, the troubleshooting process can be expedited by determining the specific services or network elements causing the problem. Once the root cause of the problem is determined, operations personnel can prioritize their efforts to focus on resolving the issues that will positively impact the most important customers experiencing service degradation. We believe that providing a unified view of information across multiple networks and technologies—and linking that information from a network, service and customer perspective—is critical for a carrier to successfully manage the quality of service delivered to its highest-value customers.

The Inet Strategy

Our mission is to be a leading provider of communications software solutions for current- and next-generation carriers and equipment manufacturers worldwide. Key elements of our strategy to achieve this objective include:

Continuing to Strive for the Highest Level of Customer Satisfaction. Since our inception in 1989, customer satisfaction has been a primary goal of ours. Our customers include some of the largest communications carriers and equipment manufacturers in the world, and we view our customer base as one of our greatest assets. Based on experience with our existing customers, we believe that achieving early widespread deployment of our solutions in a particular carrier’s network and achieving high levels of customer satisfaction provide significant ongoing opportunities for sales of new and expansion systems, additional applications and other new offerings. As an example, our existing customers have generated a large portion of our revenues historically—in excess of 90% in recent quarters. A key element of our strategy is to continue to leverage additional revenue opportunities with our customer base. We intend to do this by working closely with our installed customer base to identify opportunities for the sale of expansion systems, additional applications and new products as they become available. To successfully achieve this goal, we believe it is critical that we maintain and strengthen our existing customer relationships.

Developing Solutions for the Current- and Next-Generation Wireless Data and Voice Markets. Historically, demand for our products has been driven by the deregulation of communications markets worldwide and growth in fixed-line networks. Today, most of the large global fixed-line carriers employ a basic network management system, such as our GeoProbe product. Because wireless carriers have most recently been focused on network expansion, the penetration of network management systems within wireless networks is lower than that of wireline networks. We believe that the focus of wireless providers has recently shifted from network expansion to network, service and customer performance management. We believe that this shift towards proactive performance management, the extremely competitive environment for wireless services and the challenges of managing multiple technologies present a growth opportunity for us. We also believe that the rollout of next-generation wireless technologies, specifically GPRS, further increases the opportunity for us. As a result of these factors, the majority of our sales and marketing and product development efforts are targeted towards the mobile data and wireless voice markets.

Focusing on Sales to Tier-One Communications Carriers and Equipment Manufacturers in Key Geographic Regions. We are pursuing business throughout the world in markets that we believe offer the most significant and profitable growth opportunities. We have made the decision to focus our direct sales and marketing efforts in North America, Europe and select countries in the Asia/Pacific region with the majority of our efforts targeted toward the current- and next-generation tier-one wireless and wireline carriers and communications equipment manufacturers. The percentage of our revenues attributable to international markets was 72% in 2002 and is expected to remain a majority of our revenues going forward. We intend to expand our global market share by cultivating our relationships with existing customers, targeting large mobile and fixed-line carriers that are not currently customers and adding resellers in key global markets as business conditions warrant. Our focus on tier-one carriers is fueled by two primary factors. First, the capability of our solutions to scale to support the world’s largest communications networks and the wide range of applications we offer provide us with a strong competitive position. Second, we believe the tier-one carriers will survive and emerge from the current slowdown aiming to streamline and optimize their operations and will be willing to commit the substantial resources required to purchase and maintain sophisticated systems and applications such as the ones we offer.

Investing in Research and Development to Provide Technological Leadership and to Broaden Our Product Portfolio. Much of our success to date has been driven by our ability to develop new products and applications to sell to communications carriers and equipment manufacturers. We believe that we have gained significant expertise in communications technologies and related signaling protocols in the course of the design, development and implementation of our current product offerings and through our work with our existing customer base. We intend to leverage this core competency and continue to invest in the strategic area of research and development, or R&D, to facilitate differentiation through the performance, features and scalability of our products as well as the breadth and depth of our product portfolio. We believe that continued R&D investments—for both new product development and enhancements to our current offerings—will help us maintain or strengthen our position as a technological leader in our chosen markets. We also believe that the addition of new products and applications to our existing product portfolio will facilitate our ability to acquire new customers and further penetrate our existing customer base. Therefore, we plan to continue to invest in next-generation communications technologies such as GPRS, UMTS and voice-over-packet.

Managing for Profitability. Since our inception, we have managed our business for profitability. We believe continued profitability is critical to maintain our high level of investment in new product development, provide a positive future for our employees and create value for our stockholders. Over the past two to three years as the economy has weakened and demand for our products has slowed, we have taken actions to align our cost structure with the reduced level of business. As a result of these actions, we have continued to be profitable despite a challenging market environment. We intend to continue to aggressively manage and monitor our cost structure.

The Inet Solutions

We provide communications software solutions that enable communications carriers to more strategically operate their businesses. Our current and future solutions include the following:

Unified Assurance Solution

We have been delivering network management solutions to communications carriers since 1995. Recently, we believe industry trends have begun to shift: carriers that were once focused on the rapid acquisition of customers at any cost and expansion of their networks are shifting their efforts to reduce operating and capital expenditures, streamline operational support systems and to focus on the maintenance of high-value customers to minimize churn and maximize revenues and profitability. Because of this fundamental change in carriers’ business needs, our product strategy has evolved and we have broadened our product portfolio.

In early 2003, we introduced our Unified Assurance solution strategy, which includes current and future products that address network, service and customer assurance. A key capability of the Unified Assurance solution will be its ability to seamlessly link workforce processes and activities among a carrier’s network, service and customer-facing organizations and to do so across multiple voice and data technologies. The resulting benefit is that carriers will be able to achieve the following:

•	Network Assurance Across Multiple Technologies. Our product that addresses network assurance is the GeoProbe. The GeoProbe allows communications carriers to proactively monitor, manage and diagnose the overall health of voice and data networks based on performance metrics. In addition to accelerating problem detection and resolution, network engineers are empowered to make informed capacity planning and traffic management decisions.

•	Service Assurance Across Multiple Networks. Our product that addresses service assurance is Orion. Orion has two applications that are currently available. We will be introducing new applications and functionality for Orion throughout 2003 that will add the capability for Orion to interact with our customer assurance product to provide the information needed to address the performance of a carrier’s most profitable services, both within and beyond network boundaries, with an actionable path to problem resolution.

•	Customer Assurance Across Multiple Services. Our product that will address customer assurance is Beamer. Beamer is currently is beta-test phase and is expected to be generally available later in 2003. Once available, Beamer will provide visibility into the actual quality of service levels experienced by a carrier’s highest-value customers and an actionable path to problem resolution.

Using our Unified Assurance solution, communications carriers will be able to simultaneously manage their voice and data services at the network, service and customer layers in an interactive and real-time manner to proactively detect network and service problems and identify the customers most impacted by any service degradation. This solution will transform key performance indicators into actionable intelligence to empower a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers.

The key benefits of our Unified Assurance solution will include opportunities for improved acquisition and retention rates of high-value customers, streamlined operational support systems, reduced operating expenses and capital expenditures resulting from increased organizational efficiencies, and informed business planning. Products and applications that we currently offer as part of our network assurance and service assurance solutions help carriers achieve many of these benefits today.

A variety of applications will be available for each product so that our customers can customize the system to meet their specific needs and objectives. Carriers can purchase our products individually or as the complete Unified Assurance solution.

Network Assurance

Our product to address network assurance is the GeoProbe. The GeoProbe, which was initially introduced in late 1995, is used by both wireless and fixed-line communications carriers to proactively monitor, manage and diagnose the overall health of voice and data networks based on performance metrics. We also offer a suite of revenue assurance applications as part of our network assurance solution. These revenue assurance applications, fueled by the GeoProbe, were formerly marketed as part of our IT:seven business intelligence applications.

Network engineers use the GeoProbe for:

•	monitoring network performance;

•	accelerating problem detection;

•	informed network capacity planning;

•	traffic management;

•	proactive troubleshooting;

•	revenue assurance;

•	network security; and

•	fraud prevention.

The GeoProbe’s network-wide monitoring applications enable early warning of network faults, collection of statistics for network performance analysis, real-time and historical call tracing and troubleshooting. The GeoProbe system is delivered on an open, purpose-specific hardware platform designed by us as a scalable, distributed, multi-processing platform, which non-intrusively captures signaling network traffic and processes the raw data in real time through multiple software applications. The GeoProbe has open interfaces to allow data delivery to third-party systems.

The GeoProbe can provide a network-wide view regardless of topology, number of protocols or number of different vendor elements in use. It passively, or non-intrusively, monitors all messages that flow over each signaling link and can automatically correlate these messages in real time to reconstruct every voice and data session in a carrier’s network. This capability provides session analysis for troubleshooting, problem detection and network integrity assurance. In addition, the information collected by the GeoProbe improves a carrier’s ability to optimize the performance of its network.

The GeoProbe provides session and network status information to users through a graphical user interface, or GUI, and through Web-based reporting and analysis applications. The GUI displays maps that represent network elements, such as SGSNs, GGSNs, MSCs, Base Station Controllers, or BSCs, or Signal Transfer Points, or STPs. The GeoProbe also provides users with the flexibility to configure their system to set up triggers to detect events, filters, alarms and statistics based on their specific needs. When failures or user-specified events occur, an icon representing the affected network element changes colors to alert the user to potential trouble or the occurrence of the failure or event.

The platform’s modular design accommodates growth in a carrier’s network and facilitates the implementation of enhanced features simply by the addition of processor cards to the system or deployment of additional system components in conjunction with adding software capabilities.

We have developed a number of advanced network monitoring software applications for use with the GeoProbe, including network surveillance and troubleshooting, fraud prevention and network security applications. All GeoProbe applications are based on data captured directly from the signaling network, as opposed to information provided in vendor-specific format by individual network elements. As a result, carriers can use the GeoProbe to gain an independent view regardless of which vendor’s equipment is deployed in their signaling network. Our open interfaces allow the carrier’s personnel or a third-party software developer to expand or customize existing applications or develop new applications using data collected by the GeoProbe.

The GeoProbe provides many advantages to a carrier, including an end-to-end view of the network. In the absence of such a global approach, carriers must rely on a patchwork of systems scattered throughout their networks in order to diagnose problems. This approach typically results in optimization at the network element level, which is less effective than an end-to-end network approach.

Another advantage of the GeoProbe is its ability to collect, process and present information in real time, even under extreme network load conditions. This key attribute makes real-time management and operation of signaling networks possible. Without a real-time monitoring system, carrier networks are more vulnerable to overloads, fraud and delayed problem resolution, which can lead to network failure, customer dissatisfaction and compromised network integrity.

Other advantages include advanced engineering and proactive planning capabilities. The GeoProbe provides an accurate and detailed view of real-time and historical statistics on a carrier’s signaling network usage and the service applications delivered through the network. This allows carriers to implement network architectures optimized for cost and performance, and to refine the network’s configuration over time based on changes in demand and traffic patterns. For example, a carrier can use data collected by the GeoProbe to identify a point in the network that is constricting traffic flow. The carrier can then either reroute traffic or install additional capacity at that point, which increases the throughput of its entire network.

Pricing for a GeoProbe system or individual applications varies based on a number of factors, such as the volume of network traffic, network size, network configuration, number of protocols present, number of links monitored and number and type of applications desired. Prices for GeoProbe systems have ranged from less than $500,000 to more than $20 million. Since 1995, we have sold the GeoProbe to approximately 105 customers worldwide.

Service Assurance

Service assurance is the monitoring and delivery by a communications carrier of critical high-value services, such as voice, GPRS, SMS and IP applications. Service assurance ensures that high levels of service quality are sustained for all subscribers across multiple networks. Our product that addresses service assurance is Orion. Orion has two applications that are currently generally available—one that addresses interconnection management and another that addresses customer mobility issues for wireless carriers. The product’s real-time and comprehensive analysis capabilities empower service managers and engineers to immediately initiate corrective actions when service quality falls below acceptable levels, to implement preventive actions to maintain service performance integrity and to continuously monitor performance metrics for planning purposes. We will be introducing new applications and functionality for Orion throughout 2003 that will add the capability for Orion to interact with our customer assurance product to provide the information needed to address the performance of a carrier’s most profitable services, both within and beyond network boundaries.

Networks are connected among multiple carriers, often spanning international boundaries. Interconnection management is a complex task for many carriers. In addition to monitoring and managing its own network performance, a carrier must also monitor and manage the performance delivered beyond network boundaries. Carriers maintain service level agreements, or SLAs, with a number of interconnect partners, which define their roles and responsibilities with respect to interconnection activity, including such matters as fees and quality levels. Interconnection-related revenues and expenses are a core component of a carrier’s business. The failure to proactively manage the quality of interconnection services can have a negative impact on a carrier’s business in terms of lost revenue opportunities, increased operating costs and higher customer churn.

One of our initial Orion applications, Interconnection Voice Assurance, or IVA, addresses interconnection management. IVA enables mobile and fixed-line carriers to proactively manage and enforce voice traffic SLAs with interconnect partners. A carrier providing interconnection services to other carriers must proactively manage its performance to minimize service quality issues. Alternatively, carriers that use interconnect partners to transport voice traffic must monitor the performance delivered by those partners to ensure that agreed-upon quality levels are met.

The IVA application’s proactive SLA management capability enables carriers to manage and monitor, in real-time, the transport, delivery and performance of the interconnecting voice calls they complete. Flexible alarms and dynamic displays generated by the application alert operations personnel to network problems preventing interconnect call completions. Thus, by quickly identifying and resolving network congestion and other issues, interconnect call completion rates are improved and interconnection revenues are protected. Real-time and comparative trending information provides a comprehensive view of all interconnection activity and visibility into events occurring prior to failures. Voice performance metrics and service levels can be tracked by individual interconnect partner or by served destination.

A carrier utilizing other carriers to transport interconnection traffic can proactively monitor the performance delivered by interconnect partner providers and take action when performance falls below acceptable levels. In addition, using the specific carrier and destination performance data provided by the application, carriers can make least-cost and best-value routing decisions by optimizing carrier and route selections. Preferred partners can be selected and utilized based on the overall quality of service provided, or the quality provided to specific destinations. Carriers can also use performance documentation to negotiate more favorable terms with partner providers. Proactive management can reduce the overall costs of interconnection for a carrier.

Another Orion application currently available addresses customer mobility issues for wireless carriers. The application helps measure the quality of service of mobility traffic and SMS traffic to and from a carrier’s interconnect and roaming partners.

Orion is delivered on our purpose-specific platform that enables real-time collection and correlation of data generated from a carrier’s signaling network. The Orion applications are web-based and offer a wide variety of reporting options for the user. The dynamic reporting and analysis tools are fueled by real-time or historical data, depending on the customer’s preference, and include instant analysis capabilities, historical comparative trending and report personalization. These reporting tools can be used to demonstrate service performance delivered to interconnect partners and a carrier’s own customers. Operations personnel are also able to make more informed business decisions given the historical reporting and trending capabilities.

Pricing for our Orion product varies based on a number of factors, such as the volume of interconnection traffic and the number and type of applications and reporting packages desired.

Customer Assurance

Our product that will address customer assurance is Beamer. Beamer is currently in beta-test phase and is expected to be generally available later in 2003. Once available, Beamer will provide visibility into the actual quality of service levels experienced by a carrier’s highest-value customers. The product will help carriers achieve organizational efficiencies and improve the acquisition and retention rates of those customers that are most desirable and profitable to them.

Beamer will provide a consistent view of service performance indicators for all services delivered by a carrier to its high-value customers. The product will automatically associate network and other relevant activity with the end-user, which will allow the system to associate both network and service performance degradation to the end users as well as the specific network elements, geographies and other factors involved. This will afford a carrier the ability to identify, prioritize and correct faults at the network and service layers so that its highest-value customers are addressed first.

Beamer will also allow a carrier to determine all high-value customers being adversely impacted by a common fault so that the positive impact of corrective efforts is maximized. The product will be delivered via an open architecture that will allow information to be fed to third-party systems.

Pricing for our Beamer product will be based on a number of factors, such as the number of services monitored, the number and type of applications desired and the number of high-value accounts that a carrier desires to track.

Diagnostics Solutions

Our diagnostics solutions provide communications carriers and equipment manufacturers with the ability to quickly and cost-effectively design, deploy and maintain their networks and network elements. We provide vendor-independent tools that provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks as well as quality of service measurement in voice-over-packet networks. Currently, our diagnostics solutions include the Spectra2, which addresses next-generation networks, and the Spectra and Spectra Trunk Tester, which address current-generation networks. These products can be integrated within the GeoProbe platform or used on a stand-alone basis with a carrier’s own equipment. These products are also used by developers and equipment manufacturers in the design of new products through the products’ extensive emulation and conformance packages and their ability to simulate network conditions.

These multi-protocol diagnostic tools are targeted to the needs of next-generation networks using H.323, SIP, Media Gateway Control Protocol, or MGCP, MEGACO (H.248) and SIGTRAN protocols. These tools also support advanced SS7/C7, GSM, IS-41 and ISDN networks and development environments. They are designed for ease-of-use, with an intuitive user interface featuring pop-up menus and single-keystroke commands. These tools can be configured by the user to change message text and monitoring scenarios and to save commonly used configurations, filters, tests and other settings for quick setup. They translate complex signaling messages into plain language, and the display format shows network statistics and test results in an easy-to-understand format.

Our diagnostics solutions provide customers with the ability to monitor, emulate and generate signaling data for use in troubleshooting, validation, conformance and regression testing of switches and other network equipment. The load generation capabilities and multiple emulation functions can test the various layers of the signaling protocol, up to and including the signaling information involved with complex applications, such as local number portability, or LNP, and wireless.

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

Prices for a unit generally fall within a range of $50,000 to $70,000. Since the first diagnostic sale in 1990, over 5,300 units have been sold to approximately 585 customers worldwide.

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

Planned product enhancements for our GeoProbe and Orion products include the ability to monitor UMTS and signaling in IP networks as well as the addition of voice and data assurance applications. For Beamer, our planned product enhancements include applications for next-generation wireless and IP data assurance.

Planned product enhancements for our diagnostics solutions include increased call generation capacity and additional support for emerging wireless (UMTS/3G) and Voice over Internet Protocol, or VoIP, signaling protocols.

Customers

As of December 31, 2002, we had sold our solutions to more than 640 customers in approximately 65 countries. In 2002, British Telecom accounted for approximately 21% and Deutsche Telekom accounted for approximately 11% of our total revenues. In 2001, Deutsche Telekom accounted for approximately 12% of our total revenues. In 2000, British Telecom and WorldCom each accounted for approximately 13% of our total revenues. See Note 8 of our consolidated financial statements included in Part IV, Item 15 of this report for a description of revenues from customers by geographic region. If we were to lose one of our significant customers, our financial results could be harmed.

Our target customers include current- and next-generation tier-one wireless and wireline carriers as well as communications equipment manufacturers throughout EMEA, North America and select countries in the Asia/Pacific region. The following is a sampling of representative customers in various market segments that collectively accounted for approximately 80% of our total revenues in 2002.

Long Distance Carriers (IXCs)	Wireless Carriers	PTTs/OLOs	Equipment Manufacturers
AT&T Sprint WorldCom Local Exchange Carriers Qwest Communications Verizon Next-Generation Carriers Global Crossing Level 3 Communications	Alltel Entel PCS ERA GSM KT Freetel O2 (formerly BT Cellnet) Orange Communications PTK Centertel Swisscom Mobile T-Mobile USA (formerly Voicestream) Taiwan Cellular Vodafone	British Telecom Deutsche Telekom PLDT Swisscom Fixnet Telia Telstra Telekom Austria Telenor TTNet	3Com Alcatel Cisco Cognitronics Compaq Lucent Motorola Nortel Telica Ulticom

Sales, Marketing and Support

Sales and Marketing

We sell our products to communications carriers and equipment manufacturers globally through both direct and indirect channels. Domestically, the direct channel is used for all solution areas. Our domestic sales force is structured around a two-tiered model focused on strategic accounts and geographic areas. Internationally, we use both direct and indirect channels. Our Unified Assurance solutions are sold directly and in cooperation with systems integrators, resellers and consultants, while our diagnostics solutions are sold primarily through resellers. At year-end 2002, we had five sales offices in the U.S. and three sales offices outside the U.S., near London, England, Frankfurt, Germany and Paris, France. We also have a direct sales presence in Sydney, Australia, in Tokyo, Japan, in Seoul, Korea, in Singapore and in Madrid, Spain.

The sales cycle for our solutions can be long, historically averaging from six to 18 months for our network assurance and service assurance solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our diagnostics products. We expect that the sales cycle for our customer assurance solution will be comparable to that of our network assurance and service assurance solutions.

Our primary marketing activities include raising potential customer awareness of the benefits of proactive performance management as well as identification of new opportunities with existing customers. To accomplish these tasks, we use direct sales and marketing efforts, advertising in trade publications, exhibitions at industry trade shows and presence on the Internet through our Web site.

These activities focus on generating qualified sales leads and demonstration opportunities for our solutions.

We provide extensive training and support to our direct sales force and our worldwide resellers, including classroom training, product brochures, demonstration systems and promotional literature.

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

We maintain an in-house repair facility and provide on-going telephone assistance to customers from our support center in Richardson, Texas. In addition, we service our customers from product support offices located near London, England and Frankfurt, Germany. As our customers become more geographically diverse and as business conditions warrant, we may open support offices in other key locations.

We typically warrant our products against defects in materials and workmanship for one year. We also provide varying levels of extended product support under support services agreements. Support services agreements are typically sold to customers for a one-year term and may be renewed for additional one-year periods. Customers that do not renew their support services agreements but wish to obtain product updates and new version releases generally are required to purchase such items from us at market prices.

Research and Development

Our primary development facilities are located at our Richardson, Texas headquarters. Our research and development efforts include expenditures for new products, new applications, new features or enhancements for existing products or applications and sustaining engineering activities. Our research and development expenses were $29.8 million in 2002, $39.3 million in 2001 and $34.0 million in 2000. See “The Inet Solutions—Products Under Development” for a discussion of current and planned product enhancements.

Our products and solutions are designed to comply with a significant number of standards and regulations, some of which are evolving as new technologies are deployed. For sales to customers in the U.S., our products must comply with various standards established by Telcordia Technologies, Inc. and the American National Standards Institute. Internationally, our products must comply with standards established by the European Union, communications authorities in various countries as well as with recommendations of the International Telecommunications Union and the European Telephone Standards Institute.

Manufacturing

Our solutions are comprised of both third-party and proprietary hardware. Third-party hardware consists primarily of servers and workstations, which are standard devices configured for our specific needs. For proprietary hardware, our internal production process consists of procurement and inspection of various components, primarily circuit boards and racks; final system assembly; system burn-in and quality control testing; and packaging. Internal integration processes are performed primarily at our headquarters in Richardson, Texas. We outsource the manufacturing of our proprietary hardware to a number of Texas-based contract manufacturers. We have obtained ISO

9001 certification for in-house processes, and we comply with the CE standard for shipments to the territory of the European Union.

We generally use industry-standard components, which are available from multiple sources. However, our products currently utilize various components that are available from only one manufacturer or a limited number of suppliers. We attempt to minimize the need for sole and limited source components when feasible by performing design reviews prior to the manufacture of any new product or redesign of an existing product. We forecast our parts usage on an ongoing basis and meet with key vendors to obtain their commitment to meet forecasted supply needs. As necessary, we reevaluate the sources of components identified as having potential delivery or other risks and the costs and benefits of redesigning our products to incorporate alternative components. If any sole or limited source components should become unavailable, we believe that we could design similar functionality into our products using other components, although the amount of time and effort required could vary widely depending on the product involved and the function and complexity of the component.

Competition

We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Our network assurance and service assurance solutions principally compete with products offered by Agilent Technologies and, to a lesser extent, NetTest, Tekelec and Tektronix. The market for our customer assurance solutions is somewhat new and extremely fragmented, and we believe there are not other companies that offer an entire suite of applications in this area. As a result, we compete with various companies on an application-by-application basis, including companies listed above as competitors in our network assurance and service assurance solution areas, and other companies whose main business is geared towards customer care solutions. Our diagnostics solutions principally compete with products offered by Agilent Technologies, Catapult Communications and Tektronix.

We believe that our ability to compete successfully depends on numerous factors, both within and outside our control, including: responsiveness to customer needs; our ability to support existing and new industry standards; the development of technical innovations; the attraction and retention of qualified personnel; regulatory changes; the quality, reliability and security of our products and services and our competitors’ products and services; sufficient market presence by us; ease of use of our products; the pricing policies of our competitors and suppliers; the timing of introductions of new products and services by us and our competitors; and general market and economic conditions.

Proprietary Rights

Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. We hold several U.S. patents, and although we have additional patent applications pending, we cannot assure you that we will be granted additional patents. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization.

We rely upon certain software that we license from Oracle Corporation, Cognos Incorporated and other third parties, including software that is integrated with our internally developed software and used in our products to perform key functions.

The trademarks Inet, Inet Technologies, GeoProbe, Unified Assurance, Beamer, Orion, Spectra, Spectra Trunk Tester, Spectra2 and VIA used herein are registered or unregistered trademarks owned by us. Other trademarks are owned by their respective owners.

Where You Can Find Other Information

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

We maintain an Internet site, the address of which is www.inet.com. We make available free of charge through this site, under the heading “SEC Filings” at the address http://www.inet.com/investors/index.htm, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

As of December 31, 2002, we had 470 employees, of which 247 were engaged in research and development, 62 were engaged in sales and marketing, 121 were engaged in operations and 40 were engaged in administrative and other business support functions.

Item 2. Properties.

We are headquartered in Richardson, Texas, under a lease that expires in 2010. In the U.S., we also lease offices for sales personnel in California, New Jersey, Pennsylvania and Washington. These leases expire on various dates through 2003. Outside the U.S., we lease offices near London, England and Frankfurt, Germany, for product service and sales personnel, and near Paris, France, for sales personnel. These leases expire on various dates through 2013.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is publicly traded on the Nasdaq Stock Market under the symbol “INTI.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Stock Market.

2002	High	Low
Fourth Quarter	$6.98	$4.15
Third Quarter	6.68	4.00
Second Quarter	10.30	5.71
First Quarter	11.05	7.91

2001
Fourth Quarter	$11.17	$5.20
Third Quarter	9.77	5.00
Second Quarter	11.70	4.94
First Quarter	49.88	4.50

On February 27, 2003, the last reported sales price of our common stock on the Nasdaq Stock Market was $7.55 per share. As of February 27, 2003, there were approximately 129 stockholders of record (not including beneficial holders of stock held in street name) of our common stock.

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

On May 26, 1999, the SEC declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of December 31, 2002, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

Item 6. Selected Financial Data.

The selected consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements included in Part IV, Item 15.

	Years Ended December 31,
	2002	2001	2000	1999		1998
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$101,886	$107,015	$159,007	$109,983		$77,428
Income (loss) from operations	8,028	(6,391)	51,238	34,752		24,153
Income (loss) before provision for income taxes	10,782	(1,097)	59,422	44,663		24,980
Net income	7,609	193	39,521	29,701	(1)	17,085
Earnings per share (2):
Basic	$0.16	$0.00	$0.86	$0.68		$0.42
Diluted	0.16	0.00	0.84	0.66		0.40
Weighted-average shares outstanding (2):
Basic	46,964	46,633	46,126	43,449		40,879
Diluted	47,084	47,087	46,885	45,037		42,452

	December 31,
	2002	2001	2000	1999		1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$189,076	$154,889	$131,419	$127,903		$21,914
Working capital	182,459	170,116	167,161	123,909		38,313
Total assets	227,919	211,528	226,207	169,917		65,508
Stockholders’ equity	197,956	188,483	185,420	133,423		46,813

(1)	Includes a gain of $5.9 million from the sale of our wireless data assets in September 1999.
(2)	See Note 1 to our consolidated financial statements for the determination of shares used in computing basic and diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading global provider of communications software solutions that enable communications carriers to more strategically operate their businesses. Current offerings in our Unified Assurance solution convert network information into valuable and actionable intelligence that carriers use to help ensure the health of their revenue-generating infrastructure. These real-time powered solutions help carriers realize organizational efficiencies in managing their operations. Our diagnostics solutions allow communications carriers and equipment manufacturers to quickly and cost-effectively design, deploy and maintain current- and next-generation networks and network elements.

Historically, we have generated substantially all of our revenues from sales of our GeoProbe and Spectra products as well as sales from applications that were formerly marketed as our IT:seven business intelligence applications. All other revenues are derived from services relating to our products, including training, warranty and product support. In early 2003, we introduced our Unified Assurance solution strategy. Under this strategy, the GeoProbe is our product to address network assurance. In addition to the GeoProbe, we offer a suite of revenue assurance applications as part of our network assurance solution that were formerly marketed as part of our IT:seven business intelligence applications. The remaining IT:seven applications that addressed interconnection management and wireless customer roaming issues are now marketed as applications of Orion, our product that addresses service assurance. Revenues attributable to the GeoProbe have represented a majority of our total revenues since 1998. We expect revenues from our Unified Assurance solutions will represent a majority of our revenues in the foreseeable future.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2002	2001	2000
Revenues:
Product and license fees	73.2%	78.6%	88.4%
Services	26.8	21.4	11.6

Total revenues	100.0	100.0	100.0
Cost of revenues:
Product and license fees	26.2	32.5	20.5
Services	12.4	8.2	5.4

Total cost of revenues	38.6	40.7	25.9

Gross profit	61.4	59.3	74.1
Operating expenses:
Research and development	29.3	36.8	21.3
Sales and marketing	16.2	17.6	12.8
General and administrative	7.8	9.0	7.8
Restructuring costs	0.2	1.9	—

Total operating expenses	53.5	65.3	41.9

Income (loss) from operations	7.9	(6.0)	32.2
Other income	2.7	5.0	5.2

Income (loss) before provision for income taxes	10.6	(1.0)	37.4
Provision (benefit) for income taxes	3.1	(1.2)	12.5

Net income	7.5%	0.2%	24.9%

Revenues

Product and license fees. Revenues from product and license fees decreased 11.3% to $74.6 million in 2002 from $84.1 million in 2001, and decreased 40.2% in 2001 from $140.6 million in 2000. In 2002, the decline in revenues from product and license fees was primarily attributable to significantly lower demand for our diagnostics solutions and slightly lower levels of business for our network assurance and service assurance solutions. We believe that these decreases are attributable primarily to decreased capital spending by communications carriers and equipment manufacturers, which we believe is driven by their need to conserve cash. In 2002, for our diagnostics solutions, we experienced a decrease in the total number of system transactions of approximately 33% and experienced a decrease in the average system transaction size by approximately 11%. In addition, we continue to experience pressure on sales prices within our network assurance solutions area, specifically for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers. Although the typical bundle of applications for our network assurance and service assurance solutions sold in 2002 was different than the typical bundle sold in 2001, we believe prices for our most basic network assurance applications decreased approximately 20% to 30% during 2002. In addition, in 2002, for our network and service assurance solutions, we experienced a decrease in the average transaction size by approximately 12%, but experienced an increase in the number of transactions by approximately 11%. In 2001, the decline in revenues from product and license fees was primarily attributable to significantly lower sales levels in all product areas of our business, which reflected an overall decrease in demand for our solutions. This decrease was primarily driven by the general slowdown in the economy and the decreased levels of capital spending within the communications sector. We also experienced relatively lower sales prices for our network assurance solutions area, which is expected as applications mature or are duplicated in competitor offerings.

Services. Revenues from services increased 19.1% to $27.3 million in 2002 from $22.9 million in 2001, and increased 24.2% in 2001 from $18.4 million in 2000. The increase in services revenues in both 2002 and 2001 was primarily attributable to a larger installed base of products with customers for which we provide warranty or product support services. During both 2002 and 2001, we had 70 customers who were covered under product support agreements pertaining to our network assurance and service assurance solutions. Going forward, we expect to sell additional applications or expand the footprint of our solutions with existing customers and to add new customers, which should continue to increase our installed base of products. However, we expect that pressure on prices for product support renewals may partially offset the effect of this increase.

Concentration of revenues. In 2002, British Telecom accounted for approximately 21% of total revenues and Deutsche Telekom accounted for approximately 11% of total revenues. In 2001, revenues from Deutsche Telekom accounted for approximately 12% of total revenues. In 2000, revenues from British Telecom and WorldCom each accounted for approximately 13% of total revenues. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which varies from one quarter to the next. On a quarterly basis, our 10 largest customers have typically accounted for approximately 50% to 80% of total revenues for that quarter. We expect this trend to continue in 2003. If we were to lose one of our significant customers, our financial results could be harmed.

International revenues. International revenues accounted for 72.2% of total revenues in 2002, 61.7% of total revenues in 2001 and 55.8% of total revenues in 2000. Revenues from EMEA accounted for 60.9% of total revenues in 2002, 51.9% of total revenues in 2001 and 44.9% of total revenues in 2000. Since the introduction of our network assurance solution in 1995, we have experienced relatively greater acceptance of our network assurance solution in EMEA versus other regions of the world. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers. In 2003, we expect revenues from international markets to continue to represent the majority of our total revenues.

Cost of Revenues

Product and license fees. Cost of product and license fees consists primarily of hardware, third-party software, personnel and overhead expenses related to the integration, installation and testing of our products. Cost of product and license fees was $26.7 million in 2002, $34.7 million in 2001 and $32.6 million in 2000, representing 35.8% of product and license fees revenues in 2002, 41.3% of product and license fees revenues in 2001 and 23.2% of product and license fees revenues in 2000. During 2002, the decreases in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs, which were approximately $5.3 million lower than in 2001, and, to a lesser extent, decreased installation costs, including installation contract labor, which were approximately $1.0 million lower than in 2001. The decrease in hardware costs is attributable to a higher percentage of our network assurance implementations during 2002 being derived from expansions of existing systems or from the sales of software applications, rather than new system implementations, which typically have a higher hardware component. The decrease in absolute dollars in 2002 also reflects a reduction of $1.6 million in the amounts charged to cost of revenues for excess and obsolete inventory and canceled purchase commitments. During 2001, the increase in absolute dollars over the prior year was primarily due to increased personnel expenses of approximately $1.3 million, increased expenses associated with a higher level of installation contract labor of approximately $1.1 million and increased charges for excess and obsolete inventory of approximately $1.3 million. These increases were mitigated by decreased hardware costs of approximately $2.2 million, which was attributable to lower sales volumes. The increase in 2001 as a percentage of product and license fees revenues was primarily attributable to these same factors as well as the decreased level of revenues. Generally, quarter to quarter fluctuations are driven by variations in our hardware component, which is driven by our product mix, rather than variations in our conversion costs.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty activities. Cost of services was $12.6 million in 2002, $8.9 million in 2001 and $8.6 million in 2000, representing 46.3% of services revenues in 2002, 38.6% of services revenues in 2001 and 46.4% of services revenues in 2000. During the first quarter of 2002, we released a new version of the GeoProbe, which resulted in increased support costs in 2002 compared to 2001. In general, cost of services for product support tends to increase during the rollout of new products or new versions of existing products. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty work, and the absolute value of these items during a specific period. We expect these trends to continue into the foreseeable future.

Operating Expenses

Research and development expenses. Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization. These expenses were $29.8 million in 2002, $39.3 million in 2001 and $34.0 million in 2000, representing 29.3% of total revenues in 2002, 36.8% of total revenues in 2001 and 21.3% of total revenues in 2000. The decreases in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 were attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, which were $1.2 million lower in 2002 compared to 2001. The average headcount of our research and development organization was 264 in 2002 compared to 306 in 2001. The decrease in headcount was primarily attributable to discontinued research and development efforts with respect to our VIATM softswitch offering in the second quarter of 2001. The increase in absolute dollars in 2001 compared to 2000 was primarily due to increased average headcount, higher average wage levels required to retain qualified technical and engineering personnel driven by the then existing tight job market and greater use of third-party research and development services. The increase as a percentage of total revenues in 2001 was attributable to these same factors coupled with the decreased level of revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses. Sales and marketing expenses were $16.5 million in 2002, $18.8 million in 2001 and $20.3 million in 2000, representing 16.2% of total revenues in 2002, 17.6% of total revenues in 2001 and 12.8% of total revenues in 2000. The decreases in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 were attributable to decreased staffing dedicated to sales and marketing activities and cost reduction efforts primarily related to advertising and travel. Advertising costs decreased $0.7 million and travel costs decreased $0.4 million in 2002 compared to 2001. The average headcount of our sales and marketing organization was 75 in 2002 compared to 90 in 2001. The decrease in absolute dollars in 2001 compared to 2000 was primarily attributable to a decrease in sales commissions, due to lower order levels, and cost reduction efforts primarily related to promotional activities. Promotional costs decreased $0.6 million in 2001 compared to 2000. The increase as a percentage of total revenues in 2001 was primarily attributable to the decreased level of revenues.

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, legal and executive departments. General and administrative expenses were $8.0 million in 2002, $9.7 million in 2001 and $12.3 million in 2000, representing 7.8% of total revenues in 2002, 9.0% of total revenues in 2001 and 7.8% of total revenues in 2000. The decreases in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 were primarily attributable to decreased average headcount. Average headcount in 2002 was 44 compared to 57 in 2001. The decrease in absolute dollars in 2001 compared to 2000 was primarily related to decreased incentive compensation, decreased average headcount and decreased professional fees. The increase as a percentage of total revenues in 2001 was attributable to the decreased level of revenues.

Restructuring costs. We recorded a restructuring charge for the three months ended September 30, 2002 of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million. At December 31, 2002, the balance of these costs that remained to be paid totaled approximately $0.1 million.

In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIA softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. In the third quarter of 2002, we decreased this charge by $0.2 million due to changes in previous estimates related to professional fees and employee-related obligations. All costs associated with this restructuring have been paid.

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

Other Income

Other income is primarily interest income earned on our cash and cash equivalents. Other income was $2.8 million in 2002, $5.3 million in 2001 and $8.2 million in 2000. The decrease in 2002 compared to 2001 and 2001 compared to 2000 was primarily attributable to the overall decrease in interest rates paid on our investments. In 2002, we recognized a return on our average cash balance of approximately 1.5% compared to approximately 3.8% in 2001 and 6.0% in 2000.

Provision for Income Taxes

We recorded income tax expense of $3.2 million in 2002 compared to an income tax benefit of $1.3 million in 2001 and income tax expense of $19.9 million in 2000. Our effective income tax rates were 29.4% in 2002, benefit of 117.6% in 2001 and 33.5% in 2000. In 2002, the effective tax rate differed from the 35% statutory corporate tax rate primarily due to the effect of the extraterritorial income exclusion and the utilization of the research and development tax credit. In 2001, the effective tax rate differed from the 35% corporate tax rate primarily due to our lower level of income combined with the effect of the utilization of the research and development tax credit.

Our financial statements reflect net deferred tax assets of $0.8 million as of December 31, 2002, comprised of deductible temporary differences. We have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax amounts and projected taxable income, although we cannot assure you that such assets will be realized. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax amounts or changes in the actual amounts of future taxable income.

Sale of Inet Global Research, L.L.C.

Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C. to Epygi Technologies, Ltd., or Epygi, an entity controlled by Samuel S. Simonian, one of our founders and the chairman of our board, for a cash purchase price of $82,000. No gain or loss was recorded on the sale. This transaction was approved by the independent members of our board of directors. Epygi currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed $0.9 million for these services in 2002, $1.4 million in 2001 and $1.1 million in 2000.

Liquidity and Capital Resources

Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and to a lesser extent during our initial years of operations through bank borrowings. At December 31, 2002, we had working capital of $182.5 million compared to $170.1 million at December 31, 2001. We had $189.1 million in cash and cash equivalents at December 31, 2002, which is an increase of $34.2 million from $154.9 million in cash and cash equivalents at December 31, 2001. At December 31, 2002, we had no long-term debt.

Cash provided by operating activities was $34.9 million in 2002, $28.9 million in 2001 and $13.9 million in 2000. Operating cash flows in 2002 increased primarily due to increased levels of net income and changes in our operating accounts, most significantly decreased inventory and trade accounts receivable. Inventory levels have decreased because of our proactive measures to use material on-hand and purchase new material only when necessary to support current business levels. Accounts receivable balances have decreased due to slightly lower levels of business and enhanced collection efforts. Operating cash flows in 2001 increased primarily due to collections on trade accounts receivable and receipt of an income tax refund.

Cash used in investing activities was $2.3 million in 2002, $8.5 million in 2001 and $14.2 million in 2000. Net cash used in investing activities in each year was related to purchases of property and equipment. We have reduced our levels of purchases of property and equipment to conserve cash given the tight economic environment.

Financing activities provided cash of $1.6 million in 2002, $3.0 million in 2001 and $3.8 million in 2000. Net cash provided by financing activities in each year was related to proceeds from the issuance of stock under our stock option and employee stock purchase plans.

Our revolving credit facility expired on August 15, 2001. We believe that our current cash balances are sufficient for our near-term needs, and we therefore chose not to renew or replace the facility.

At December 31, 2002, our future contractual obligations consist principally of commitments under operating leases for our corporate office facility and our facilities near London, England and Frankfurt, Germany. At December 31, 2002, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2003	$6,141
2004	6,100
2005	6,268
2006	6,303
2007	6,288
Thereafter	17,564

$48,664

We currently have no material commitments for capital expenditures. In 2003, we expect capital expenditures to be slightly higher than levels experienced in 2002.

We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid.

On January 21, 2003, we repurchased 8,969,984 restricted shares of common stock from one of our founders, who was also a member of our board of directors, for an aggregate cash purchase price of approximately $35.4 million in a privately-negotiated transaction. We funded the transaction with available cash. We believe that our cash balances after this transaction and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

Accounting Policies

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we use certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies as those most important to the portrayal of our financial condition and those that require the most judgment or the greatest use of estimates. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Revenue Recognition

General. We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our network assurance and service assurance solutions contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when, in our judgment, there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment.

Multiple element arrangements. Contracts for our network assurance and service assurance solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the service period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed. If we determined that we do not have VSOE on an undelivered element of an arrangement, we would not be able to recognize revenue until all elements of the arrangement were delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

Percentage-of-completion accounting. Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Favorable changes in estimates result in improved gross margins, and unfavorable changes in estimates result in lower gross margins. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. We had no revenues attributable to contracts under percentage-of-completion accounting in 2002 and less than 5% of our revenues from 2001 and 2000 was attributable to contracts under percentage-of-completion accounting. To date, we have not recorded significant adjustments to revenues and expenses as a result of changes in estimates on long-term contracts.

Trade Accounts Receivable and Allowance for Doubtful Accounts

A large proportion of our revenues and receivables are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the communications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially different from the net balance recorded on our balance sheet.

Inventory Reserves

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate the status of our inventory on a quarterly basis to ensure that the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced by a material amount.

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of December 31, 2002 and 2001, a valuation for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on our financial position or results of operations.

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

If any of the following risks actually occur, they could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our quarterly financial results fluctuate and are difficult to predict.

Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. As a result, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. The factors that could affect our quarterly financial results include:

•	the size, timing, pricing structure and other terms of specific orders by our customers;

•	the timing of the delivery to and the installation and acceptance of our products by our customers;

•	the timing of our development and introduction of new products;

•	the mix of products and services sold by us;

•	the relative percentages of products sold through our direct and indirect sales channels;

•	the timing of and level of our investments in research and development activities, and the timing of and magnitude of our sales and marketing and general and administrative expenses;

•	changes in, and our ability to implement, our strategy; and

•	other risks described below.

A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our financial results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions, individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. In many cases, these adverse economic conditions have altered current and prospective customers’ capital spending priorities or budget cycles, which has extended our sales cycle. These adverse effects could continue and could impact our customers’ ability to meet their financial obligations to us. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. For example, customer budgetary constraints have contributed to sales price pressure for some of our solutions and could pressure prices for the renewal of product support agreements for our Unified Assurance solutions, which would adversely affect our revenues. In addition, our financial results historically have been influenced by seasonal fluctuations, with orders and revenues tending to be strongest in the fourth quarter of each year and orders and revenues in our first quarter tending to be lower than the levels achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers; however, it is unclear how these historical trends will be affected by a continued downturn in the communications industry.

As a result of all of the foregoing, we cannot assure you that our revenues will grow in future periods or that we will remain profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Our revenues are highly concentrated among a small number of customers.

A large percentage of our revenues are typically derived from a small number of customers. For example, in 2002, approximately 57% of our revenues were derived from our 10 largest customers, with British Telecom accounting for approximately 21% of total revenues and Deutsche Telekom accounting for approximately 11% of total revenues. From time to time, we have experienced even higher concentrations on a quarterly basis, and we expect this trend to continue. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant customers frequently account for a significant portion of our revenues in a given period. If we were to lose one of our significant customers, our financial results could be harmed. Additionally, if one or more of these significant customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn and reductions in communications spending, these customers may not be able to meet their ongoing financial obligations to us or complete the purchase of additional products.

Consolidations and bankruptcies in the communications industry or a further slowdown in communications spending could harm our business, financial condition and results of operations.

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by communications carriers and equipment manufacturers, and some industry analysts project further spending reductions in future periods. In some cases, the continued viability of some carriers and equipment manufacturers is in question. Our business, financial condition and results of operations could be materially harmed in the event that conditions continue to worsen in our industry or in the event there are consolidations or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of uncollectible accounts. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

Changes or delays in the implementation or customer acceptance of our products could harm our financial results.

Revenues for our Unified Assurance solutions are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time due to site-readiness delays, the often comprehensive processes for testing and acceptance required by certain of our customers, insufficient personnel on the part of us or our customers to complete a project, the lengthening of implementation schedules due to the introduction of new features or applications, or other issues. Because a significant portion of our revenues on a quarterly basis is derived from a small number of customer projects, product installation delays could materially harm our financial results for a particular period. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, we generally do not recognize revenue until acceptance is achieved. For new products, we typically recognize revenue initially upon acceptance. As a result, in cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for a failure to meet contractually agreed upon milestones or deadlines.

Any reversal or slowdown in the deregulation of communications markets could materially harm the demand for our products.

Future growth in the demand for our products will depend in part on continued privatization, deregulation and the restructuring of communications markets worldwide, as the demand for our products has generally been higher when a relatively more competitive communications environment exists. Any reversal or slowdown in the pace of this privatization, deregulation or restructuring could materially harm the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings and other regulatory, economic and political factors. Furthermore, the uncertainties associated with deregulation have in the past, and could in the future, cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

The sales cycle for our products is long, which could harm our quarterly financial results.

Sales of our Unified Assurance solutions are made predominantly to large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer’s organization and final approval by an executive officer or other senior level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our solutions is long, historically ranging from six to 18 months for our network assurance and service assurance solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our diagnostics solutions. We expect that the sales cycle for our customer assurance solution will be comparable to that of our network and service assurance solutions. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm our financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

Our financial results could be materially harmed if demand for our new products is less than we anticipate.

A key component of our strategy is the ability to successfully develop, introduce and market new products and applications within our Unified Assurance solution. Although we have obtained feedback from our customers and potential customers regarding our development and product strategy, we have made certain assumptions as to the needs of our customers and the features and functionality expected by them. We cannot assure you that our current or prospective customers will order these new products and applications.

Also, purchase decisions for certain new products and applications within our Unified Assurance solution may be made by individuals within organizations to which we have no significant existing relationships, such as customer service or sales and marketing departments. We cannot assure you that we will be successful in developing the relationships necessary to sell our Orion and Beamer products and applications.

Increased competition could result in pricing pressure, reduced margins and the loss of market share.

Competition for all of our solutions is intense and is expected to continue, and in some cases intensify, in the future. We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in pricing pressure, reduced margins and the loss of market share. We continue to experience pressure on sales prices within our network assurance solutions area, specifically for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers.

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

The introduction by others of products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unsalable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

•	develop and introduce new products or applications for the communications market;

•	enhance our Unified Assurance and diagnostics solutions;

•	keep pace with evolving industry protocol standards, next-generation technologies and changing customer needs; and

•	achieve broad market acceptance for our products.

We cannot assure you that we will achieve these objectives.

Over the long term, we expect carrier spending for legacy networks to decrease from current levels, which requires that we develop solutions for networks based on next-generation wireless and emerging packet technologies and standards, such as GPRS, UMTS, IP and Asynchronous Transfer Mode, or ATM. We may not successfully develop competitive products for these technologies and standards, which could harm our business, financial condition and results of operations.

Products as complex as those currently under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of qualified technical personnel to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Even if such potential new products are developed and introduced, we cannot assure you that they will achieve any significant degree of market acceptance.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total revenues, and we expect revenues from international markets to continue to represent the majority of our total revenues. International business activities involve certain risks, including:

•	management by us of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty in evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past due accounts;

•	difficulty in establishing and maintaining relationships with government-owned or subsidized communications providers;

•	general economic conditions in each country;

•	currency controls and exchange rate fluctuations;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	import and export licensing requirements and other trade restrictions;

•	involuntary renegotiation of contracts with foreign governments and communications carriers; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

We may be unable to produce sufficient quantities of our products because we obtain various key components from sole and limited source suppliers. If we are unable to obtain these components, or if the prices of these components increase, we could be unable to ship our products in a timely manner or our product costs could be materially impacted.

We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future. Currently, our products utilize various components that are available from only one or a limited number of suppliers. While alternative suppliers have been identified for a variety of key components, those alternative sources have not been qualified or activated by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We generally do not execute long-term supply agreements with our suppliers and, in the case of many components, make our purchases with purchase orders on an “as-needed basis.” Some of the components our products utilize require long order lead-times, in certain cases up to nine months. Other components that currently are readily available may become difficult to obtain in the future. Our failure to order sufficient quantities of these components in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of a variety of our key components, which have resulted in delays in product deliveries. In addition, the cost of various key components of our products has fluctuated significantly in the past based on supply and demand factors. Significant changes in supply and demand characteristics in the future could cause the cost of various components to increase, which could adversely impact our product costs.

Key components used in our products may become obsolete. If we are unable to find and design in replacement parts, we may be unable to ship our products in sufficient quantities.

From time to time, components used in our products are declared obsolete and no longer produced by our suppliers. Historically, we have typically received adequate notice from these suppliers so that we may procure quantities of these parts sufficient to allow us time to find and design new parts into our products; however, we cannot assure you that we will always be provided adequate notice. If we are not given adequate notice, we may be unable to produce sufficient quantities of our products to satisfy demand. Also, we cannot assure you that replacement parts will be readily available or that we will be able to design new parts into our products on a timely basis at a reasonable cost. If we are not able to produce sufficient quantities of our products, our financial results could be harmed.

Our inventory may become obsolete or unusable.

From time to time, we make advance purchases of various component parts in relatively large quantities to ensure that we have an adequate and readily available supply. Our failure to accurately project our needs for these components and the demand for our products that incorporate them, or changes in our business strategy that reduce our need for these components, could result in these components becoming obsolete prior to their intended use or otherwise unusable in our business, which in turn could result in significant write-offs of inventory.

We rely in part on third-party subcontractors in the manufacture and development of our products. Our ability to sell products to our customers could be impaired if these subcontractors do not meet their commitments to us.

Any disruption in our relationships with third-party subcontractors and our inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments or increases in product costs. We rely exclusively upon third-party subcontractors to manufacture our subassemblies, and we have retained, from time to time, third-party design services in the layout of circuit boards. We also frequently subcontract the development of specific features or enhancements for our products. Our reliance on third-party subcontractors involves a number of risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to various process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs.

We rely upon software licensed from third parties. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition and results of operations could be harmed.

We rely upon software that we license from Oracle Corporation, Cognos Incorporated and other third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. In certain cases, we are unable to obtain long-term pricing commitments for this software. The inability to maintain any software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into our products.

We may not receive the intended benefits of future acquisitions, joint ventures or other business relationships.

We may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture, strategic partnership or other arrangements that could expand our business and product offerings. The negotiation of potential acquisitions or strategic relationships, as well as the integration of an acquired or jointly developed business, technology or product, could cause diversion of management’s time and resources. Future acquisitions and strategic relationships by us could result in potentially dilutive issuances of equity securities, a material reduction in cash reserves, the incurrence of debt and contingent liabilities, research and development write-offs and other acquisition-related expenses. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations. If we were to pursue any such acquisition or strategic relationship, we may not receive the intended benefits of the acquisition or strategic relationship.

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

Products as complex as ours may contain undetected defects or errors especially when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product, claims against us or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Our two largest stockholders own approximately 64% of our common stock, which allows them to control the management and affairs of our company and prevent a change of control.

As of January 31, 2003, Samuel S. Simonian and Elie S. Akilian, two of Inet’s founders, beneficially owned approximately 64% of the outstanding shares of our common stock. Consequently, these individuals acting together could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian and Akilian are members of our board of directors and have significant influence in directing the actions taken by our board.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. For example, we have a classified board of directors with three-year terms, our stockholders are unable to take action by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings, and our board of directors is empowered to issue blank-check preferred stock without any need to obtain stockholder approval.

Volatility in our stock price could result in claims against us.

The market price of our common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

•	variations in our results of operations;

•	changes in our business strategy;

•	future sales of our common stock, particularly by institutional investors with large holdings and by our founders;

•	the announcement of technological innovations or new products by us, our competitors and others;

•	market analysts’ estimates of our performance, our customers’ or competitors’ performance or the performance of the communications industry in general;

•	the financial and other announcements made by our competitors and customers;

•	general market and economic conditions; and

•	equity market conditions and industry-specific equity market trends.

The public markets have experienced significant volatility that has particularly affected the market prices of securities of many technology and communications companies for reasons that have often been unrelated to financial results. This volatility has and may continue to materially harm the market price of our common stock as well as our visibility and credibility in our markets.

Additionally, in the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its common stock. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to 2002, less than 1% of total revenues had been denominated in currencies other than the U.S. dollar. In 2002, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

Our international subsidiaries operate in currencies other than the U.S. dollar, which results in translation gains and losses; however, the U.S. dollar is the functional currency of all our subsidiaries.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Accordingly, our future results could be materially harmed by changes in these or other factors.

Currently, our cash is invested in bank deposits and money market funds denominated in U.S. dollars. We account for these investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to change by 50 basis points, or 0.5%, our investment income would be impacted by approximately $0.7 million on an annual basis.

Item 8. Financial Statements and Supplementary Data.

See our consolidated financial statements included in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information called for by Item 10 will be included under the captions “Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 11. Executive Compensation.

Information called for by Item 11 will be included under the caption “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 will be included under the captions “Principal Stockholders” and “Proposal 2, Ratification of 1998 Stock Option/Stock Issuance Plan” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions.

Information called for by Item 13 will be included under the caption “Certain Transactions with Management” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 14. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls. There have been no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1) Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on the pages indicated:

(2) Consolidated Financial Statement Schedule

Report of Independent Auditors	S-1
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	S-2

Schedules other than those listed are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

The following exhibits are incorporated in this Annual Report by reference or are filed with this report as indicated below. The exhibits filed with this report have been included only with the copy filed with the SEC. Copies of exhibits will be furnished, upon request, subject to payment of a reasonable fee to reimburse us for our reproduction costs.

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Common Stock certificate (1)

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (1)

10.2	Registration Rights Agreement dated as of July 23, 1998 by and among the registrant, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl (3)

10.3	Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)

10.4	First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)

10.5	Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)

10.6	Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)

10.7	Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)

10.8	Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)

10.9	Letter Agreement dated June 2, 2000 between the registrant and Mark H. Kleinman (7) (10)

10.10	Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1) (7)

10.11	Stock Repurchase Agreement dated January 16, 2003 between the registrant and Mark A. Weinzierl (2)

10.12	Consulting Agreement dated April 1, 2002 between Epygi Technologies, Ltd. and the Registrant (9)

21.1	Subsidiaries of the registrant (3)

23.1	Consent of Ernst & Young LLP (3)

24.1	Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof

(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-59753) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Management contract or compensatory plan or arrangement.
(8)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INET TECHNOLOGIES, INC.

Date: February 28, 2003	By:	/s/ ELIE S. AKILIAN
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

Date: February 28, 2003	By:	/s/ SAMUEL S. SIMONIAN
Samuel S. Simonian Chairman of the Board

Date: February 28, 2003	By:	/s/ ELIE S. AKILIAN
Elie S. Akilian President, Chief Executive Officer and Director (Principal executive officer)

Date: February 28, 2003	By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 28, 2003	By:	/s/ JAMES R. ADAMS
James R. Adams Director

Date: February 28, 2003	By:	/s/ GRANT A. DOVE
Grant A. Dove Director

Date: February 28, 2003	By:	/s/ GEORGE H. HEILMEIER
George H. Heilmeier Director

CERTIFICATION

I, Elie S. Akilian, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Inet Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others witin those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/s/ ELIE S. AKILIAN
Elie S. Akilian President and Chief Executive Officer

CERTIFICATION

I, Jeffrey A. Kupp, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Inet Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others witin those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/S/ JEFFREY A. KUPP
Jeffrey A. Kupp Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Inet Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Inet Technologies, Inc., or the Company, as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inet Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Dallas, Texas

January 27, 2003

INET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$189,076	$154,889
Trade accounts receivable, net of allowance for doubtful accounts of $484 at December 31, 2002 and $723 at December 31, 2001	10,211	14,934
Unbilled receivables	155	1,955
Income taxes receivable	—	532
Inventories	7,458	12,454
Deferred income taxes	850	2,608
Other current assets	4,654	5,307

Total current assets	212,404	192,679
Property and equipment, net	15,215	18,677
Other assets	300	172

Total assets	$227,919	$211,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,078	$938
Income taxes payable	1,953	—
Accrued compensation and benefits	4,113	2,475
Deferred revenues	18,323	16,793
Other accrued liabilities	4,478	2,357

Total current liabilities	29,945	22,563
Deferred tax liabilities	18	482
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—25,000,000
Issued shares—None	—	—
Common stock, $.001 par value:
Authorized shares—175,000,000
Issued shares—47,157,543 at December 31, 2002 and 46,757,009 at December 31, 2001	47	47
Additional paid-in capital	75,075	72,804
Unearned stock compensation	(407)	—
Retained earnings	123,241	115,632

Total stockholders’ equity	197,956	188,483

Total liabilities and stockholders’ equity	$227,919	$211,528

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Product and license fees	$74,605	$84,109	$140,562
Services	27,281	22,906	18,445

Total revenues	101,886	107,015	159,007
Cost of revenues:
Product and license fees	26,705	34,748	32,643
Services	12,620	8,851	8,565

Total cost of revenues	39,325	43,599	41,208

Gross profit	62,561	63,416	117,799
Operating expenses:
Research and development	29,820	39,332	33,951
Sales and marketing	16,507	18,771	20,270
General and administrative	7,982	9,656	12,340
Restructuring costs	224	2,048	—

	54,533	69,807	66,561

Income (loss) from operations	8,028	(6,391)	51,238
Other income (expense):
Interest income	2,591	5,579	8,224
Other income (expense)	163	(285)	(40)

	2,754	5,294	8,184

Income (loss) before provision for income taxes	10,782	(1,097)	59,422
Provision (benefit) for income taxes	3,173	(1,290)	19,901

Net income	$7,609	$193	$39,521

Earnings per common share:
Basic	$0.16	$0.00	$0.86

Diluted	$0.16	$0.00	$0.84

Weighted-average shares outstanding:
Basic	46,964	46,633	46,126

Diluted	47,084	47,087	46,885

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1999	45,312,759	$45	$57,693	$(233)	$75,918	$133,423
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $8,437	1,006,874	1	12,242	—	—	12,243
Net income	—	—	—	—	39,521	39,521
Stock option compensation	—	—	—	233	—	233

Balance at December 31, 2000	46,319,633	$46	$69,935	$—	$115,439	$185,420
Issuance of common stock under employee stock option and stock purchase plans	437,376	1	2,869	—	—	2,870
Net income	—	—	—	—	193	193

Balance at December 31, 2001	46,757,009	$47	$72,804	$—	$115,632	$188,483
Issuance of restricted stock	84,000	—	425	(425)	—	—
Amortization of restricted stock awards	—	—	—	18	—	18
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $242	316,534	—	1,846	—	—	1,846
Net income	—	—	—	—	7,609	7,609

Balance at December 31, 2002	47,157,543	$47	$75,075	$(407)	$123,241	$197,956

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$7,609	$193	$39,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,078	7,875	5,073
Loss on sale or disposal of assets	10	26	6
Loss on disposal of assets included in restructuring costs	—	300	—
Deferred income taxes (benefits)	1,294	(948)	1,146
Stock compensation	18	—	233
Change in assets and liabilities:
(Increase) decrease in trade accounts receivable	4,723	32,700	(26,853)
(Increase) decrease in unbilled receivables	1,800	(30)	271
(Increase) decrease in inventories	4,996	(3,073)	(3,488)
(Increase) decrease in income taxes receivable	532	11,505	(12,179)
(Increase) decrease in other assets	525	(1,885)	(2,098)
Increase (decrease) in accounts payable	140	(3,691)	2,030
Increase in taxes payable	2,195	—	8,224
Increase (decrease) in accrued compensation and benefits	1,638	(5,410)	2,633
Increase (decrease) in deferred revenues	1,530	(5,951)	(3,688)
Increase (decrease) in other accrued liabilities	785	(2,683)	3,042

Net cash provided by operating activities	34,873	28,928	13,873

Cash flows from investing activities:
Purchases of property and equipment	(2,290)	(8,470)	(14,163)

Net cash used in investing activities	(2,290)	(8,470)	(14,163)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plans	1,604	3,012	3,806

Net cash provided by financing activities	1,604	3,012	3,806

Net increase in cash and cash equivalents	34,187	23,470	3,516
Cash and cash equivalents at beginning of period	154,889	131,419	127,903

Cash and cash equivalents at end of period	$189,076	$154,889	$131,419

Supplemental disclosures:
Income taxes paid	$2,182	$508	$22,672

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company

We are a leading global provider of communications software solutions that enable communications carriers to more strategically operate their businesses. We were founded in 1989, and during the early years of our operations we focused primarily on developing and selling diagnostics tools used in the design, deployment and maintenance of communications networks. Our first diagnostics product, SpectraTM, was introduced in 1990. We introduced the Spectra Trunk TesterTM in 1998 and the Spectra2TM in 2001. Beginning in 1993, we focused a significant portion of our product development efforts on developing a complete monitoring and surveillance solution for signaling networks, culminating in the introduction of the GeoProbeTM in late 1995. In late 1999 and through early 2001, we introduced a suite of business intelligence solutions called IT:sevenTM. These applications, fueled by the GeoProbe, enable carriers to protect and generate additional revenues and reduce capital or operating expenses within their networks by managing the performance of services delivered through their networks and the points of interconnection with networks of other carriers.

Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, we make significant estimates and assumptions in the areas of revenue recognition, accounts receivable, inventories and taxes. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

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

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$3,774	$6,923
Work-in-process	445	615
Finished goods	3,239	4,916

	$7,458	$12,454

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We recognize reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over their estimated useful lives, as follows:

Computers and other equipment	3-5 years
Software	3 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our fixed assets are impaired. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Research and Development Expenditures

Our research and development efforts include expenditures for new products and applications, as well as enhancements to existing products, primarily in the areas of next-generation wireless and packet-based technologies.

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

Revenue Recognition

We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our GeoProbe product and IT:seven applications contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are, in our judgment, no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment. All shipping costs are included in cost of revenues in our Consolidated Statements of Operations.

Contracts for our GeoProbe product and IT:seven applications are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the contract period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed.

Revenues for contracts that require significant software development and are generally in duration in excess of nine months are recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses to completion. Revenues from these contracts are recognized upon attainment of the scheduled performance milestones. Revisions in gross margin estimates are reflected in the period in which the facts that give rise to the revisions become known. Favorable changes in estimates result in improved gross margins, and unfavorable changes in estimates result in lower gross margins. Anticipated losses on fixed-price contracts are recognized through cost of revenues when estimable. We had no revenues attributable to contracts under percentage-of-completion accounting in 2002 and less than 5% of our revenues from 2001 and 2000 was attributable to contracts under percentage-of-completion accounting.

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

A large proportion of our revenues and receivables are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue.

Risks and Uncertainties

Our future results of operations and financial condition could be impacted by the following factors, among others: our dependence on the communications industry; general economic conditions; market growth for current- and next-generation network solutions; lengthy sales cycles for our products; less than anticipated demand for our new products; any delays in product implementations; customer and sector revenue concentrations; the highly competitive marketplace in which we operate; our dependence on key personnel; rapid technological change and our need to continually develop new products; the significance of our international operations; currency exchange fluctuations; proprietary rights of us or others and any product liability.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income for basic and diluted earnings per share	$7,609	$193	$39,521

Denominator:
Denominator for basic earnings per share—weighted-average shares	46,964	46,633	46,126
Dilutive securities: Employee stock options and purchase rights	120	454	759

Denominator for diluted earnings per share—adjusted weighted-average shares	47,084	47,087	46,885

Basic earnings per common share	$0.16	$0.00	$0.86

Diluted earnings per common share	$0.16	$0.00	$0.84

Outstanding employee stock options to purchase 3,412,435 shares at December 31, 2002, 2,194,397 shares at December 31, 2001 and 370,196 shares at December 31, 2000, were not included in the respective earnings per share calculations because the effect of their inclusion would have been anti-dilutive.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At December 31, 2002, we had three stock-based compensation plans covering employees and directors. These plans are described more fully in Note 7. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation. Through December 31, 2002, there have been no significant grants to non-employees. As of December 31, 2002, unearned stock compensation related to our Stock Issuance Program described in Note 7 was $0.4 million. We had no unearned stock compensation at December 31, 2001.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123. The pro forma impact of applying SFAS 123 in fiscal 2002, 2001 and 2000 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income, as reported	$7,609	$193	$39,521
Stock compensation expense recorded under the intrinsic value method, net of income taxes	13	—	155
Pro forma stock compensation (expense) computed under the fair value method, net of income taxes	(12,877)	(21,702)	(7,721)

Pro forma net income (loss)	$(5,255)	$(21,509)	$31,955

Basic earnings per common share, as reported	$0.16	$0.00	$0.86

Diluted earnings per common share, as reported	$0.16	$0.00	$0.84

Pro forma basic earnings (loss) per common share	$(0.11)	$(0.46)	$0.69

Pro forma diluted earnings (loss) per common share	$(0.11)	$(0.46)	$0.68

Inputs used for the fair value method for our employee stock options are as follows:

	Years Ended December 31,
	2002	2001	2000
Volatility	0.99	1.09	1.01
Weighted-average expected lives	3.70	3.70	3.70
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	2.02%	4.62%	6.16%
Weighted-average fair value of options granted	$3.59	$10.68	$26.99

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Years Ended December 31,
	2002	2001	2000
Volatility	1.02	1.07	1.05
Weighted-average expected lives	0.50	0.50	0.50
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	1.70%	3.02%	6.04%
Weighted-average fair value of employee stock purchase rights	$3.10	$9.05	$12.98

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards.

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of December 31, 2002 and 2001, a valuation for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on the financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on our financial position or results of operations.

Note 2—Related Party Transactions

Effective January 1, 2000, we sold our membership interest in Inet Global Research, L.L.C. to Epygi Technologies, Ltd., or Epygi, an entity controlled by Samuel S. Simonian, one of our founders and the chairman of our board, for a cash purchase price of $82,000. No gain or loss was recorded on the sale. This transaction was approved by the independent members of our board of directors. Epygi currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed $0.9 million for these services in 2002, $1.4 million in 2001 and $1.1 million in 2000.

Note 3—Restructuring Costs

In the quarter ended September 30, 2002, we recorded a restructuring charge of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million. At December 31, 2002, the balance of these costs that remained to be paid totaled approximately $0.1 million.

In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets. As part of this decision, we discontinued all efforts with respect to our VIATM softswitch offering and reduced our workforce by approximately 115 employees. The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees. In the third quarter of 2002, we decreased this charge by $0.2 million due to changes in previous estimates related to professional fees and employee-related obligations. All costs associated with this restructuring have been paid.

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

Note 4—Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computer and other equipment	$23,991	$22,426
Software	6,900	5,374
Office furniture, fixtures and leasehold improvements	8,336	7,945

	39,227	35,745
Less accumulated depreciation and amortization	24,012	17,068

	$15,215	$18,677

Note 5—Income Taxes

Components of the provision (benefit) for income taxes were as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current federal provision (benefit)	$1,194	$(450)	$17,403
Current state provision	335	—	1,186
Current foreign provision	350	139	166
Deferred federal expense (benefit)	1,306	(1,116)	854
Deferred state expense (benefit)	(12)	137	292

	$3,173	$(1,290)	$19,901

The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Provision (benefit) computed at federal statutory rate	$3,774	$(384)	$20,798
Research and development tax credits	(902)	(1,072)	(1,119)
Extraterritorial income exclusion	(216)	(92)	(1,521)
State income tax (benefit), net of federal tax effect	210	(14)	961
Other	307	272	782

	$3,173	$(1,290)	$19,901

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Deferred revenues	$—	$9
Reserves and other accrued expenses not currently deductible for tax purposes	1,015	1,349
Research and development tax credit carryover	—	1,359

Total deferred tax assets	1,015	2,717
Deferred tax liabilities:
Depreciation	(18)	(482)
Deferred revenues	(54)	—
Other	(111)	(109)

Total deferred tax liabilities	(183)	(591)

	$832	$2,126

Note 6—Commitments and Contingencies

We lease our corporate office facility, as well as facilities near London, England and Frankfurt, Germany, under noncancelable operating lease agreements. Rental expense for these operating leases was $6.0 million in 2002, $6.0 million in 2001 and $3.9 million in 2000.

At December 31, 2002, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2003	$6,141
2004	6,100
2005	6,268
2006	6,303
2007	6,288
Thereafter	17,564

$48,664

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

Note 7—Stockholders’ Equity

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

Stock Option and Employee Stock Purchase Plans

Our 1998 Stock Option/Stock Issuance Plan, or the 1998 Plan, is our successor equity incentive program to our 1995 Employee Stock Option Plan, or the 1995 Plan. The 1998 Plan became effective on July 23, 1998 upon adoption by our board of directors and was subsequently approved by our stockholders on July 23, 1998. At December 31, 2002, common stock authorized for issuance pursuant to options granted or available for grant under the 1998 Plan was 6,344,943 shares. The share reserve automatically increases on the first trading day of January each calendar year by a number of shares equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. No such annual increase can exceed 500,000 shares. In no event may any one participant in the 1998 Plan receive option grants or direct stock issuances for more than 1,000,000 shares in the aggregate in a calendar year. During the year ended December 31, 2002, all stock options granted were under the 1998 Plan.

The 1998 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in our employ or service (including officers, non-employee directors and consultants) may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price determined by the plan administrator, which is generally the fair market value of those shares on the grant date, (ii) the Stock Issuance Program, under which such individuals may, in the plan administrator’s discretion, be issued shares of common stock directly, through the purchase of such shares at a price determined by the plan administrator or as a bonus tied to the performance of services and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date. Generally, options granted under the Discretionary Option Grant Program become exercisable ratably over a period of four years and expire ten years from the date of grant. Options granted under the Automatic Option Grant Program are immediately exercisable, vest ratably over a period of one or three years, and expire ten years from the date of grant. Generally, restricted stock granted under the Stock Issuance Program vest ratably over a period of three years. Upon a grantee’s termination of service, any unvested shares of restricted stock may be repurchased by us at the fair market value on the date of grant.

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

Stock option transactions for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	Years Ended December 31,
	2002		2001		2000
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	3,805,649	$24.38	2,571,500	$30.56	1,841,950	$8.82
Granted	388,400	5.59	1,882,022	15.04	1,791,900	39.23
Exercised	(29,850)	3.98	(249,250)	3.32	(835,150)	1.62
Forfeited	(357,066)	24.50	(398,623)	33.33	(227,200)	29.12

Outstanding at end of period	3,807,133	22.61	3,805,649	24.38	2,571,500	30.56

Weighted-average fair value of options granted during the period	$3.59		$10.68		$26.99

At December 31, 2002, 1,575,984 shares were exercisable at a weighted-average exercise price of $25.68 and 2,537,810 shares were available for future grants to employees under the 1998 Plan.

Information related to options outstanding at December 31, 2002 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 0.60—$ 5.06	573,750	7.96	$4.70	223,400	$4.15
$ 5.11—$ 8.20	1,024,643	8.43	8.16	257,204	8.16
$ 8.25—$31.81	890,675	7.71	18.82	487,151	21.98
$32.38—$47.13	1,010,865	7.74	41.60	451,151	40.84
$47.50—$67.00	307,200	7.22	52.75	157,078	52.91

Restricted stock grants under our Stock Issuance Program totaled 84,000 shares in 2002. Unearned stock compensation associated with these grants totaled $0.4 million and is being recognized ratably over the three-year vesting period. We had no restricted stock grants in 2001 or 2000.

Our Employee Stock Purchase Plan, or the Purchase Plan, was adopted by our board of directors and approved by our stockholders on July 23, 1998. The Purchase Plan provides for the issuance of up to 1,250,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of our common stock on every January 31st and July 31st. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or the fair market value of the common stock on the specified purchase date. The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months. At December 31, 2002, 646,534 shares had been issued under the Purchase Plan and 603,466 shares were reserved for future purchases under the Purchase Plan.

Note 8—Segment Information

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

	Years Ended December 31,
	2002	2001	2000
United States	27.8%	38.3%	44.2%
Export:
Asia/Pacific	8.0	5.5	6.4
Europe, Middle East and Africa	60.9	51.9	44.9
Other	3.3	4.3	4.5

Total export revenues	72.2	61.7	55.8

	100.0%	100.0%	100.0%

We have no significant long-lived assets deployed outside of the U.S.

In 2002, British Telecom accounted for approximately 21% of total revenues and Deutsche Telekom accounted for approximately 11% of total revenues. In 2001, revenues from Deutsche Telekom accounted for approximately 12% of total revenues. In 2000, revenues from British Telecom and WorldCom each accounted for approximately 13% of total revenues. If we were to lose one of our significant customers, our financial results could be harmed. Sales to customers in the United Kingdom accounted for approximately 27% of total revenues in 2002, approximately 19% of total revenues in 2001 and approximately 16% of total revenues in 2000. Sales to customers in Germany accounted for approximately 11% of total revenues in 2002 and approximately 14% of total revenues during 2001. No other individual customer or country accounted for 10% or more of total revenues in 2002, 2001 or 2000.

Note 9—Employee Benefit Plan

We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code, or the Code. The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. We may make contributions to the plan at the discretion of our board of directors. We accrued discretionary contributions to the plan totaling $0.6 million in 2002 and $2.0 million in 2000. No discretionary contributions were accrued in 2001.

Note 10—Quarterly Financial Information (unaudited)

The following table contains selected financial information from unaudited consolidated statements of operations for each quarter of 2002 and 2001.

	Quarter Ended
	2002				2001
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Revenues	$25,015	$23,156	$26,220	$27,495	$26,157	$25,407	$24,007	$31,444
Gross profit	16,341	13,173	14,942	18,105	17,234	14,465	12,896	18,821
Net income (loss)	2,738	806	1,325	2,740	2,437	869	(3,138)	25
Basic earnings (loss) per share (1)	$0.06	$0.02	$0.03	$0.06	$0.05	$0.02	$(0.07)	$0.00
Diluted earnings (loss) per share (1)	$0.06	$0.02	$0.03	$0.06	$0.05	$0.02	$(0.07)	$0.00
Shares used in computing basic earnings per share	47,116	47,011	46,888	46,838	46,813	46,700	46,613	46,470
Shares used in computing diluted earnings per share	47,191	47,043	47,092	47,194	46,943	46,825	46,613	46,900

(1)	Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per common share information may not equal the annual earnings per common share due to rounding differences.

Note 11—Subsequent Event

On January 21, 2003, we repurchased 8,969,984 restricted shares of our common stock from one of our founders, who was also a member of our board of directors, for an aggregate cash purchase price of approximately $35.4 million in a privately-negotiated transaction. We funded the transaction with available cash. The shares repurchased represented approximately 19 percent of our total shares outstanding immediately prior to the transaction.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Inet Technologies, Inc.

We have audited the consolidated financial statements of Inet Technologies, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 27, 2003. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

January 27, 2003

S-1

INET TECHNOLOGIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Balance at Beginning of Year	Additions or Deductions Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2002:
Deducted from asset accounts— Allowance for doubtful accounts	$723	$(259)	$20	$484

Year ended December 31, 2001:
Deducted from asset accounts— Allowance for doubtful accounts	$1,065	$(105)	$(237)	$723

Year ended December 31, 2000:
Deducted from asset accounts— Allowance for doubtful accounts	$939	$133	$(7)	$1,065

(1)	Activity includes uncollectible accounts written off, net of recoveries.

S-2

INET TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Common Stock certificate (1)

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (1)

10.2	Registration Rights Agreement dated as of July 23, 1998 by and among the registrant, Samuel S. Simonian, Elie S. Akilian and Mark A. Weinzierl (3)

10.3	Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)

10.4	First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)

10.5	Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)

10.6	Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)

10.7	Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)

10.8	Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)

10.9	Letter Agreement dated June 2, 2000 between the registrant and Mark H. Kleinman (7) (10)

10.10	Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1) (7)

10.11	Stock Repurchase Agreement dated January 16, 2003 between the registrant and Mark A. Weinzierl (2)

10.12	Consulting Agreement dated April 1, 2002 between Epygi Technologies, Ltd. and the Registrant (9)

21.1	Subsidiaries of the registrant (3)

23.1	Consent of Ernst & Young LLP (3)

24.1	Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof

(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-59753) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Management contract or compensatory plan or arrangement.
(8)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.