Form 10-Q
period 2003-03-31
INET TECHNOLOGIES INC
filed 2003-04-28
CIK 1065351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-24707

INET TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2269056
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1500 North Greenville Avenue

Richardson, Texas 75081

(Address of principal executive offices, including zip code)

(469) 330-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an “accelerated filer” (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Number of shares of common stock outstanding at April 25, 2003: 38,361,954

Inet Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$163,139	$189,076
Trade accounts receivable, net of allowance for doubtful accounts of $507 at March 31, 2003 and $484 at December 31, 2002	11,738	10,211
Unbilled receivables	180	155
Inventories	8,425	7,458
Deferred income taxes	850	850
Other current assets	4,747	4,654

Total current assets	189,079	212,404
Property and equipment, net	13,844	15,215
Other assets	602	300

Total assets	$203,525	$227,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,473	$1,078
Accrued compensation and benefits	2,811	4,113
Deferred revenues	24,011	18,323
Income taxes payable	3,195	1,953
Other accrued liabilities	5,393	4,478

Total current liabilities	36,883	29,945
Deferred income taxes	18	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 25,000,000 Issued shares — None	—	—
Common stock, $.001 par value:
Authorized shares — 175,000,000 Issued shares — 47,158,643 at March 31, 2003 and 47,157,543 at December 31, 2002	47	47
Additional paid-in capital	75,095	75,075
Unearned compensation	(266)	(407)
Retained earnings	126,496	123,241
Treasury stock, 8,796,939 common shares at March 31, 2003 and no common shares at December 31, 2002, at cost	(34,748)	—

Total stockholders’ equity	166,624	197,956

Total liabilities and stockholders’ equity	$203,525	$227,919

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2003	2002
Revenues:
Product and license fees	$17,518	$21,003
Services	7,524	6,492

Total revenues	25,042	27,495

Cost of revenues:
Product and license fees	2,902	6,232
Services	4,167	3,158

Total cost of revenues	7,069	9,390

Gross profit	17,973	18,105
Operating expenses:
Research and development	7,685	8,456
Sales and marketing	3,515	4,107
General and administrative	2,419	2,020

	13,619	14,583

Income from operations	4,354	3,522
Other income (expense):
Interest income	426	690
Other income (expense)	16	(180)

	442	510

Income before provision for income taxes	4,796	4,032
Provision for income taxes	1,541	1,292

Net income	$3,255	$2,740

Earnings per common share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Weighted-average shares outstanding:
Basic	40,395	46,838

Diluted	40,563	47,194

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	47,157,543	$47	$75,075	$(407)	$123,241	—	$—	$197,956
Repurchase of common stock	—	—	—	—	—	8,969,984	(35,431)	(35,431)
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $87	1,100	—	20	—	—	(173,045)	683	703
Net income	—	—	—	—	3,255	—	—	3,255
Amortization of restricted stock awards	—	—	—	141	—	—	—	141

Balance at March 31, 2003	47,158,643	$47	$75,095	$(266)	$126,496	8,796,939	$(34,748)	$166,624

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$3,255	$2,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,803	1,747
Stock compensation	141	—
Change in assets and liabilities:
Increase in trade accounts receivable	(1,527)	(385)
(Increase) decrease in unbilled receivables	(25)	549
Decrease in income taxes receivable	—	532
(Increase) decrease in inventories	(967)	145
(Increase) decrease in other assets	(395)	249
Increase in accounts payable	395	4
Increase in taxes payable	1,329	920
Increase (decrease) in accrued compensation and benefits	(1,302)	412
Increase in deferred revenues	5,688	1,866
Increase in other accrued liabilities	1,415	2,336

Net cash provided by operating activities	9,810	11,115

Cash flows from investing activities:
Purchases of property and equipment	(932)	(551)

Net cash used in investing activities	(932)	(551)

Cash flows from financing activities:
Repurchase of common stock	(35,431)	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	616	910

Net cash (used in) provided by financing activities	(34,815)	910

Net (decrease) increase in cash and cash equivalents	(25,937)	11,474
Cash and cash equivalents at beginning of period	189,076	154,889

Cash and cash equivalents at end of period	$163,139	$166,363

Supplemental disclosure:
Income taxes paid	$155	$—

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

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2003. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, we make significant estimates and assumptions in the areas of accounts receivable, inventories, revenue recognition and taxes. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and money-market funds. All highly-liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair market value.

Allowance for Doubtful Accounts

A large portion of our revenues and receivables are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay and the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligations to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue.

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At March 31, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$3,268	$3,774
Work-in-process	154	445
Finished goods	5,003	3,239

	$8,425	$7,458

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

Revenue Recognition

We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance solutions contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are, in our judgment, no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment. All shipping costs are included in cost of revenues in our unaudited consolidated statements of income.

Contracts for our Unified Assurance solutions are typically multiple-element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the contract period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed.

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

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of March 31, 2003 and March 31, 2002, a valuation for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At March 31, 2003, we had three stock-based compensation plans covering employees and directors. We account for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Through March 31, 2003, there have been no significant grants to non-employees. As of March 31, 2003, unearned stock compensation related to our Stock Issuance Program was $0.3 million. We had no unearned stock compensation at March 31, 2002.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines in accounting for employee stock options and employee stock purchase rights, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123 in accounting for employee stock options and employee stock purchase rights. The pro forma impact of applying SFAS 123 in the three months ended March 31, 2003 and the three months ended March 31, 2002 will not necessarily be representative of the pro forma impact in future periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income, as reported	$3,255	$2,740
Stock compensation expense recorded under the intrinsic value method, net of income taxes	96	—
Pro forma stock compensation (expense) computed under the fair value method, net of income taxes	(2,499)	(4,431)

Pro forma net income (loss)	$852	$(1,691)

Basic earnings per common share, as reported	$0.08	$0.06

Diluted earnings per common share, as reported	$0.08	$0.06

Pro forma basic earnings (loss) per common share	$0.02	$(0.04)

Pro forma diluted earnings (loss) per common share	$0.02	$(0.04)

Inputs used for the fair value method for our employee stock options are as follows:

	Three months ended March 31,
	2003	2002
Volatility	0.97	0.99
Weighted-average expected lives	3.68	3.70
Expected dividend yields	—	—
Weighted-average risk-free interest rates	2.10%	3.21%
Weighted-average fair value of options granted	$4.15	$6.43

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Three months ended March 31,
	2003	2002
Volatility	0.98	1.05
Weighted-average expected lives	0.50	0.50
Expected dividend yields	—	—
Weighted-average risk-free interest rates	1.32%	1.88%
Weighted-average fair value of employee stock purchase rights	$2.52	$4.14

Note 2—Related Party Transaction

Epygi Technologies, Ltd., or Epygi, an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed approximately $0.1 million for these services in the three months ended March 31, 2003 and approximately $0.3 million for these services in the three months ended March 31, 2002.

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Numerator:
Net income for basic and diluted earnings per share	$3,255	$2,740

Denominator:
Denominator for basic earnings per share — weighted-average shares	40,395	46,838
Dilutive securities: Employee stock options and purchase rights	168	356

Denominator for diluted earnings per share — adjusted weighted-average shares	40,563	47,194

Basic earnings per common share	$0.08	$0.06

Diluted earnings per common share	$0.08	$0.06

Note 4—Segment Information

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

	Three months ended March 31,
	2003	2002
United States	19.2%	23.1%
Export:
Asia/Pacific	8.0	10.3
Europe, Middle East and Africa	71.2	65.1
Other	1.6	1.5

Total export revenues	80.8	76.9

	100.0%	100.0%

For the three months ended March 31, 2003, revenues from one international customer accounted for approximately 44% of total revenues. For the three months ended March 31, 2002, revenues from the same international customer accounted for approximately 42% of total revenues.

We have no significant long-lived assets deployed outside of the United States.

Note 5—Common Stock Repurchase

On January 21, 2003, we repurchased in a privately-negotiated transaction 8,969,984 restricted shares of our common stock from one of our founders, who was also a member of our board of directors, for an aggregate cash purchase price of approximately $35.4 million. We funded the transaction with available cash. The shares repurchased represented approximately 19% of our total shares outstanding immediately prior to the transaction.

Note 6—Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 28, 2003. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

• Unified Assurance Solution – Our Unified Assurance solution strategy, which was introduced in early 2003 and includes current and future products, will ultimately be comprised of products that address network, service and customer assurance. Our Unified Assurance solution will transform key performance indicators into actionable intelligence to empower a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers. The key benefits of our Unified Assurance solution will include opportunities for improved acquisition and retention rates of high-value customers, streamlined operational support systems, reduced operating expenses and capital expenditures resulting from increased organizational efficiencies, and informed business planning. Products and applications that we currently offer as part of our network assurance and service assurance solutions help carriers achieve many of these benefits today. Carriers that use our complete Unified Assurance solution will be able to simultaneously manage their voice and data services at the network, service and customer layers in an interactive and real-time manner to proactively detect network and service problems and identify the customers most impacted by any service degradation. Our Unified Assurance solution is comprised of the following:

• Network Assurance – Our product that addresses network assurance is the GeoProbeTM. The GeoProbe allows communications carriers to proactively monitor, manage and diagnose the overall health of voice and data networks based on performance metrics. In addition to accelerating problem detection and resolution, network engineers are empowered to make informed capacity planning and traffic management decisions. We also offer a suite of revenue assurance applications as part of this solution. These revenue assurance applications, fueled by the GeoProbe, were formerly marketed as part of our IT:sevenTM business intelligence applications.

• Service Assurance – Our product that addresses service assurance is OrionTM. Orion has two applications that are currently generally available – one that addresses interconnection management and another that addresses customer mobility issues for wireless carriers. The product’s real-time and comprehensive analysis capabilities empower service managers and engineers to immediately initiate corrective actions when service quality falls below acceptable levels, to implement preventive actions to maintain service performance integrity and to continuously monitor performance metrics for planning purposes. We will be introducing new applications and functionality for Orion throughout 2003 that will add the capability for Orion to interact with our customer assurance product to provide the information needed to address the performance of a carrier’s most profitable services, both within and beyond network boundaries, with an actionable path to problem resolution.

• Customer Assurance – Our product that will address customer assurance is BeamerTM. Beamer is currently in beta-test phase and is expected to be generally available later in 2003. Once available, Beamer will provide visibility into the actual quality of service levels experienced by a carrier’s highest-value customers. The product will help carriers achieve organizational efficiencies and improve the acquisition and retention rates of those customers that are most desirable and profitable to them.

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

• Diagnostics Solutions – Our diagnostics solutions are used by communications carriers and equipment manufacturers for commissioning, interoperability testing and on-going maintenance of communications networks, as well as the development of revenue-generating services. We currently offer three products in the diagnostics area – the Spectra2TM, which addresses next-generation communications networks, and the SpectraTM and Spectra Trunk TesterTM, which address current-generation communications networks. These multi-protocol analyzers provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of current- and next-generation networks and network elements.

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

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income expressed as a percentage of total revenues. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future periods.

	Three months ended March 31,
	2003	2002
Revenues:
Product and license fees	70.0%	76.4%
Services	30.0	23.6

Total revenues	100.0	100.0
Cost of revenues:
Product and license fees	11.6	22.7
Services	16.6	11.5

Total cost of revenues	28.2	34.2

Gross profit	71.8	65.8
Operating expenses:
Research and development	30.7	30.8
Sales and marketing	14.0	14.9
General and administrative	9.7	7.3

Total operating expenses	54.4	53.0

Income from operations	17.4	12.8
Other income	1.8	1.9

Income before provision for income taxes	19.2	14.7
Provision for income taxes	6.2	4.7

Net income	13.0%	10.0%

Revenues

Product and license fees. Revenues from product and license fees decreased 16.6% to $17.5 million in the three months ended March 31, 2003 from $21.0 million in the three months ended March 31, 2002. The decline in revenues from product and license fees was primarily attributable to a decrease in the average transaction size of our network assurance and service assurance solutions. We continue to experience pressure on sales prices within our network assurance solutions area, specifically for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers. Although the typical mix of applications for our network assurance and service assurance solutions sold in the three months ended March 31, 2003 was different than the typical mix sold in the three months ended March 31, 2002, we believe prices for our most basic network assurance applications have decreased by approximately 20% to 30%. In addition, in the three months ended March 31, 2003 compared to the same period in the prior year, for our network assurance and service assurance solutions, we experienced a decrease in the average transaction size by approximately 18%.

Services. Revenues from services increased 15.9% to $7.5 million in the three months ended March 31, 2003 from $6.5 million in the three months ended March 31, 2002. The increase in services revenues was primarily attributable to a larger installed base of products with customers for which we provide warranty or product support services, somewhat mitigated by decreasing prices of approximately 10% to 15%. Going forward, we expect to sell additional applications or expand the footprint of our solutions with existing customers and to add new customers, which should continue to increase our installed base of products. However, we expect that continued pressure on prices for product support renewals may partially offset the effect of this increase.

Concentration of revenues. For the three months ended March 31, 2003, revenues from one international customer accounted for approximately 44% of total revenues. For the three months ended March 31, 2002, revenues from one international customer accounted for approximately 42% of total revenues. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which typically varies from one quarter to the next. On a quarterly basis, our 10 largest customers typically account for 50% to 80% of total revenues for that quarter. We expect this trend to continue for the foreseeable future.

International revenues. In the three months ended March 31, 2003, international revenues accounted for 80.8% of total revenues compared to 76.9% of total revenues in the three months ended March 31, 2002. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers. For the remainder of 2003, we expect revenues from international markets to represent a substantial majority of our total revenues.

Cost of Revenues

Product and license fees. Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration and installation of our products. Cost of product and license fees was $2.9 million, or 16.6% of product and license fees revenues, in the three months ended March 31, 2003, and $6.2 million, or 29.7% of product and license fees revenues, in the three months ended March 31, 2002. The decreases in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs, which were approximately $2.2 million lower in the three months ended March 31, 2003 than in the same period in the prior year and, to a lesser extent, decreased installation costs. The decrease in hardware costs is attributable to a higher percentage of our network assurance implementations being derived from expansions of existing systems or from the sales of software applications, rather than new system implementations, which typically have a higher hardware component.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty and non-warranty activities. Cost of services was $4.2 million, or 55.4% of services revenues, in the three months ended March 31, 2003 and $3.2 million, or 48.6% of services revenues, in the three months ended March 31, 2002. The increases in both absolute dollars and as a percentage of total services revenues were attributable to increased effort to support a larger installed base of products, increased expenses related to customer support and systems engineering and temporarily increased telecommunications costs in the United Kingdom. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty work during a specific period. We expect these fluctuations to continue into the foreseeable future.

Operating Expenses

Research and development expenses.Research and development expenses consist primarily of personnel expenses and contract labor, travel and facilities expenses incurred by our research and development organization. These expenses decreased to $7.7 million in the three months ended March 31, 2003 from $8.5 million in the three months ended March 31, 2002. Research and development expenses as a percentage of total revenues were 30.7% in the three months ended March 31, 2003 and 30.8% in the three months ended March 31, 2002. The decrease in absolute dollars was attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, which were $0.2 million lower in the three months ended March 31, 2003 compared to the same period in the prior year. The average headcount of our research and development organization was 247 in the three months ended March 31, 2003 compared to 278 in the three months ended March 31, 2002. Our research and development efforts include expenditures for new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses. These expenses decreased to $3.5 million in the three months ended March 31, 2003 from $4.1 million in the three months ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 14.0% in the three months ended March 31, 2003 and 14.9% in the three months ended March 31, 2002. The decrease in absolute dollars and as a percentage of total revenues was attributable to decreased average headcount. Average headcount in the three months ended March 31, 2003 was 64 compared to 81 in the three months ended March 31, 2002.

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, legal and executive departments. These expenses increased to $2.4 million in the three months ended March 31, 2003 from $2.0 million in the three months ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 9.7% in the three months ended March 31, 2003 compared to 7.3% in the three months ended March 31, 2002. The increases in absolute dollars and as a percentage of total revenues were attributable to increased legal and professional fees of approximately $0.3 million primarily related to our repurchase of restricted common stock outstanding and general legal and accounting activities.

Other Income

Other income consists of interest income earned on our cash and cash equivalents partially offset by foreign translation adjustments and losses on the disposal of assets. Other income was $0.4 million in the three months ended March 31, 2003, compared to $0.5 million in the three months ended March 31, 2002. The decrease was primarily attributable to the overall decrease in interest rates received on our investments. In the three months ended March 31, 2003, we recognized a return on our average cash balance of 1.0% compared to 1.7% in the three months ended March 31, 2002.

Provision for Income Taxes

We recorded an income tax expense of $1.5 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Our effective tax rates for these periods were 32.1% for the three months ended March 31, 2003, and 32.0% for the three months ended March 31, 2002. Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate. Our effective tax rate for the three months ended March 31, 2003 differs from the U.S. statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit.

Our financial statements reflect net deferred tax assets of $0.8 million as of March 31, 2003, comprised of credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Liquidity and Capital Resources

Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent during our initial years of operations, through bank borrowings. At March 31, 2003, we had working capital of $152.2 million compared to $182.5 million at December 31, 2002. We had $163.1 million in cash and cash equivalents at March 31, 2003, a decrease of $26.0 million from $189.1 million in cash and cash equivalents at December 31, 2002. The decrease in cash and working capital is attributable to our funding of a privately-negotiated repurchase transaction that closed on January 21, 2003, under which we repurchased 8,969,984 restricted shares of common stock for an aggregate cash purchase price of approximately $35.4 million. We funded the transaction with available cash.

Net cash provided by operating activities was $9.8 million for the three months ended March 31, 2003, compared to $11.1 million during the same period in 2002. Net cash provided by operating activities resulted primarily from net income and changes in components of working capital. The decrease in net cash provided by operating activities for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was primarily attributable to changes in amounts of accounts receivable, inventory and accrued compensation and benefits in each quarter.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2003, compared to $0.6 million during the same period in 2002. Net cash used in investing activities for both periods related to purchases of property and equipment.

Net cash used in financing activities was $34.8 million in the three months ended March 31, 2003, compared to net cash provided by financing activities of $0.9 million in the three months ended March 31, 2002. In the three months ended March 31, 2003, we used approximately $35.4 million to repurchase 8,969,984 restricted shares of common stock from one of our founders in a privately-negotiated transaction. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid.

At March 31, 2003, we had no long-term debt or material commitments for capital expenditures. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

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

Revenue Recognition

General. We derive revenues primarily from the sale of products and software license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance solutions contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when, in our judgment, there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our diagnostics solutions are typically recognized upon shipment.

Multiple-element arrangements. Contracts for our Unified Assurance solutions are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including product warranty services included in initial licensing fees, are recognized ratably over the service period. Product warranty services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed. If we determined that we do not have VSOE on an undelivered element of an arrangement, we would not be able to recognize revenue until all elements of the arrangement were delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

Trade Accounts Receivable and Allowance for Doubtful Accounts

A large portion of our revenues and receivables are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay and the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligations to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the communications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially different from the net balance recorded on our balance sheet.

Inventory Reserves

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate the status of our inventory on a quarterly basis to ensure that the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced by a material amount.

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of March 31, 2003 and December 31, 2002, a valuation for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

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

The actual occurrence of any of the following risks could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

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

Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions, individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. In many cases, these adverse economic conditions have altered current and prospective customers’ capital spending priorities or budget cycles, which has extended our sales cycle. These adverse effects could continue and could impact our customers’ ability to meet their financial obligations to us. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. For example, customer budgetary constraints have contributed to sales price pressure for some of our solutions and could pressure prices for the renewal of product support agreements for our Unified Assurance solutions, which would adversely affect our revenues. In addition, our financial results historically have been influenced by seasonal fluctuations, with orders and revenues tending to be strongest in the fourth quarter of each year and orders and revenues in our first quarter tending to be lower than the levels achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers.

As a result of all of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will remain profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Our revenues are highly concentrated among a small number of customers.

A large percentage of our revenues are typically derived from a small number of customers, and we expect this trend to continue. For example, in the three months ended March 31, 2003, approximately 69% of our revenues were derived from our 10 largest customers, with one international customer accounting for approximately 44%. Additionally, British Telecom and Deutsche Telekom, on a combined basis, accounted for approximately 32% of total revenues in 2002 and approximately 48% of total revenues in the first quarter of 2003. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant customers frequently account for a significant portion of our revenues in a given period. If we were to lose one of our significant customers, our financial results could be harmed. Additionally, if one or more of these significant customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn and reductions in communications spending, these customers may not be able to meet their ongoing financial obligations to us or complete the purchase of additional products.

Consolidations and bankruptcies in the communications industry or a further slowdown in communications spending could harm our business, financial condition and results of operations.

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by communications carriers and equipment manufacturers, and some industry analysts project further spending reductions in future periods. In some cases, the continued viability of some carriers and equipment manufacturers is in question. Our business, financial condition and results of operations could be materially harmed in the event that conditions continue to worsen in our industry or in the event that there are consolidations or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of uncollectible accounts. Slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

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

Sales of our Unified Assurance solutions are made predominantly to large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer’s organization and final approval by an executive officer or other senior level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our solutions is long, historically ranging from six to 18 months for our network assurance and service assurance solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our diagnostics solutions. We expect that the sales cycle for our customer assurance solution will be comparable to that for our network assurance and service assurance solutions. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm our financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

Our financial results could be materially harmed if demand for our new products is less than we anticipate.

A key component of our strategy is the ability to successfully develop, introduce and market new products and applications within our Unified Assurance solutions. Although we have obtained feedback from our customers and potential customers regarding our development and product strategy, we have made certain assumptions as to the needs of our customers and the features and functionality expected by them. We cannot assure you that our current or prospective customers will order these new products and applications.

Also, purchase decisions for certain new products and applications within our Unified Assurance solutions may be made by individuals within organizations with which we have no significant existing relationships, such as customer service or sales and marketing departments. We cannot assure you that we will be successful in developing the relationships necessary to sell our Orion and Beamer products and applications.

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

Over the long term, we expect carrier spending for legacy networks to decrease from current levels, which requires that we develop solutions for networks based on next-generation wireless and emerging packet-based technologies and standards, such as General Packet Radio Service, or GPRS, Universal Mobile Telecommunications System, or UMTS, Internet Protocol, or IP, and Asynchronous Transfer Mode, or ATM. We may not successfully develop competitive products for these technologies and standards.

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

Historically, revenues from international markets have represented the majority of our total revenues, and we expect revenues from international markets to continue to represent the majority of our total revenues. International business activities involve certain risks, including:

•	management of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty in evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	difficulty in establishing and maintaining relationships with government-owned or subsidized communications providers;

•	general economic conditions in each country;

•	currency controls and exchange rate fluctuations;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	import and export licensing requirements and other trade restrictions;

•	involuntary renegotiation of contracts with foreign governments and communications carriers; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

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

We rely upon software that we license from Oracle Corporation, Cognos Incorporated and other third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. In certain cases, we are unable to obtain long-term pricing commitments for this software. The inability to maintain any software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into our products. Additionally, the presence of defects or errors in this software could result in claims against us or damage to our reputation and business, recourse for which might not be available against the third party.

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

Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations. We cannot assure you that we will be successful in protecting our proprietary technology or that our proprietary rights will provide us a meaningful competitive advantage.

We may face potential liability for product defects.

Products as complex as ours may contain undetected defects or errors especially when first introduced or as enhancements are released that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product, claims against us or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management attention and resources, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Our two largest stockholders own approximately 64% of our common stock, which allows them to control the management and affairs of our company and prevent a change of control.

As of March 31, 2003, Samuel S. Simonian and Elie S. Akilian, two of our founders, beneficially owned approximately 64% of the outstanding shares of our common stock. Consequently, these individuals acting together could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, Messrs. Simonian and Akilian are members of our board of directors and have significant influence in directing the actions taken by our board.

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

Additionally, in the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its common stock. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and diversion of management attention and resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to 2002, less than 1% of total revenues had been denominated in currencies other than the U.S. dollar. In 2002, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro. In the three months ended March 31, 2003, approximately 2% of total revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

Our international subsidiaries operate in currencies other than the U.S. dollar, which results in translation gains and losses; however, the U.S. dollar is the functional currency of all our subsidiaries.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” Accordingly, our future results could be materially harmed by the actual occurrence of these or other risks.

Currently, our cash is invested in bank deposits and money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to change by 50 basis points, or 0.5%, our investment income would be impacted by approximately $0.8 million on an annual basis.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls. There have been no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of March 31, 2003, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99	Additional Exhibit: Section 906 certifications

(b)	Reports on Form 8-K

During the three months ended March 31, 2003 we filed a Current Report on Form 8-K on January 21, 2003. The report included information reported under Item 2 – Acquisition or Disposition of Assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.

By:	/s/ Jeffrey A. Kupp
Jeffrey A. Kupp Vice President and Chief Financial Officer (Principal accounting and financial officer)

Date: April 28, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date” ); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	By:	/s/ Elie S. Akilian
Elie S. Akilian President and Chief Executive Officer

CERTIFICATION

I, Jeffrey A. Kupp, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Inet Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date” ); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	By:	/s/ Jeffrey A. Kupp
Jeffrey A. Kupp Vice President and Chief Financial Officer

INET TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

99	Additional Exhibit: Section 906 certifications