Form 10-Q
period 2003-06-30
INET TECHNOLOGIES INC
filed 2003-08-05
CIK 1065351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Number of shares of common stock outstanding at August 1, 2003: 38,644,566

Inet Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$162,312	$189,076
Trade accounts receivable, net of allowance for doubtful accounts of $507 at June 30, 2003 and $484 at December 31, 2002	13,660	10,211
Unbilled receivables	352	155
Inventories	6,769	7,458
Deferred income taxes	850	850
Other current assets	5,846	4,909

Total current assets	189,789	212,659
Property and equipment, net	13,392	15,215
Other assets	583	300

Total assets	$203,764	$228,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,716	$1,078
Accrued compensation and benefits	2,961	4,113
Deferred revenues	23,056	18,323
Income taxes payable	2,486	1,953
Other accrued liabilities	3,129	4,733

Total current liabilities	34,348	30,200
Deferred income taxes	18	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—25,000,000
Issued shares—None	—	—
Common stock, $.001 par value:
Authorized shares—175,000,000 Issued shares—47,159,643 at June 30, 2003 and 47,157,543 at December 31, 2002	47	47
Additional paid-in capital	75,413	75,075
Unearned compensation	(345)	(407)
Retained earnings	128,767	123,241
Treasury stock, 8,723,435 common shares at June 30, 2003 and no common shares at December 31, 2002, at cost	(34,484)	—

Total stockholders’ equity	169,398	197,956

Total liabilities and stockholders’ equity	$203,764	$228,174

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product and license fees	$17,770	$19,233	$35,288	$40,236
Services	7,702	6,987	15,226	13,479

Total revenues	25,472	26,220	50,514	53,715

Cost of revenues:
Product and license fees	6,336	7,971	9,238	14,203
Services	3,303	3,307	7,470	6,465

Total cost of revenues	9,639	11,278	16,708	20,668

Gross profit	15,833	14,942	33,806	33,047
Operating expenses:
Research and development	7,257	7,294	14,942	15,750
Sales and marketing	3,608	4,757	7,123	8,864
General and administrative	2,061	2,118	4,480	4,138

	12,926	14,169	26,545	28,752

Income from operations	2,907	773	7,261	4,295
Other income (expense):
Interest income	372	665	798	1,355
Other income (expense)	(125)	414	(109)	234

	247	1,079	689	1,589

Income before provision for income taxes	3,154	1,852	7,950	5,884
Provision for income taxes	883	527	2,424	1,819

Net income	$2,271	$1,325	$5,526	$4,065

Earnings per common share:
Basic	$0.06	$0.03	$0.14	$0.09

Diluted	$0.06	$0.03	$0.14	$0.09

Weighted-average shares outstanding:
Basic	38,400	46,888	39,392	46,863

Diluted	38,689	47,092	39,609	47,146

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	47,157,543	$47	$75,075	$(407)	$123,241	—	$—	$197,956
Repurchase of common stock	—	—	—	—	—	8,993,984	(35,553)	(35,553)
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $181	2,100	—	338	(109)	—	(270,549)	1,069	1,298
Net income	—	—	—	—	5,526	—	—	5,526
Amortization of restricted stock awards	—	—	—	171	—	—	—	171

Balance at June 30, 2003	47,159,643	$47	$75,413	$(345)	$128,767	8,723,435	$(34,484)	$169,398

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,526	$4,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,577	3,548
Stock compensation	171	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,449)	145
(Increase) decrease in unbilled receivables	(197)	623
Decrease in income taxes receivable	—	532
Decrease in inventories	689	3,759
(Increase) decrease in other assets	(1,220)	1,198
Increase (decrease) in accounts payable	1,638	(399)
Increase in taxes payable	714	626
Increase (decrease) in accrued compensation and benefits	(1,152)	1,264
Increase in deferred revenues	4,733	430
Increase (decrease) in other accrued liabilities	(1,104)	695

Net cash provided by operating activities	9,926	16,486

Cash flows from investing activities:
Purchases of property and equipment	(2,254)	(1,314)

Net cash used in investing activities	(2,254)	(1,314)

Cash flows from financing activities:
Repurchase of common stock	(35,553)	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,117	961

Net cash provided by (used in) financing activities	(34,436)	961

Net (decrease) increase in cash and cash equivalents	(26,764)	16,133
Cash and cash equivalents at beginning of period	189,076	154,889

Cash and cash equivalents at end of period	$162,312	$171,022

Supplemental disclosure:
Income taxes paid	$1,582	$1,726

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies

The Company

Founded in 1989, Inet Technologies, Inc. is a leading global provider of communications software solutions that enable communications carriers to more strategically operate their businesses. We have two solution areas—our Unified Assurance solutions and our Diagnostics solutions. Our Unified Assurance solutions include the GeoProbe, Orion and Beamer products, which capture signaling network traffic and then process, correlate and analyze the raw data to create a network-wide view for troubleshooting, problem detection and network integrity assurance. These products alert carriers to network problems, such as congestion, misrouted calls due to equipment errors, service degradation and fraud, so that action can be taken to proactively resolve issues, often before the end customer is impacted and significant revenue is lost. Our Diagnostics solutions include the Spectra2, Spectra and Spectra Trunk Tester products, which allow communications carriers and equipment manufacturers to quickly and cost-effectively design, deploy and maintain current- and next-generation networks and network elements.

Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2003. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003.

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

Allowance for Doubtful Accounts

A large portion of our revenues and receivables are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay and the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze the customer’s payment history, if any, financial statements or other information provided by the customer, or third-party credit analysis reports or other publicly-available information. In cases where the evidence suggests a customer may not be able to satisfy its obligations to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue.

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$2,765	$3,774
Work-in-process	412	445
Finished goods	3,592	3,239

	$6,769	$7,458

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts of up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

Revenue Recognition

We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance solutions contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are, in our judgment, no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our Diagnostics solutions are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment. For these products, we typically have no significant obligations subsequent to shipment. If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied. All shipping costs are included in cost of revenues in our consolidated statements of income.

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

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of June 30, 2003 and June 30, 2002, a valuation for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At June 30, 2003, we had three stock-based compensation plans covering employees and directors. We account for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Through June 30, 2003, there have been no grants to non-employees other than grants to our non-employee directors under our automatic option grant program. As of June 30, 2003, unearned stock compensation related to our stock issuance program was approximately $0.3 million. We had no unearned stock compensation at June 30, 2002.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines in accounting for employee stock options and employee stock purchase rights, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123 in accounting for employee stock options and restricted stock issuances and employee stock purchase rights. The pro forma impact of applying SFAS 123 in the three and six months ended June 30, 2003 and the three and six months ended June 30, 2002 will not necessarily be representative of the pro forma impact in future periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$2,271	$1,325	$5,526	$4,065
Stock compensation expense recorded under the intrinsic value method, net of income taxes	21	—	118	—
Pro forma stock compensation income (expense) computed under the fair value method, net of income taxes	1,468	(3,820)	(1,128)	(8,251)

Pro forma net income (loss)	$3,760	$(2,495)	$4,516	$(4,186)

Basic earnings per common share, as reported	$0.06	$0.03	$0.14	$0.09

Diluted earnings per common share, as reported	$0.06	$0.03	$0.14	$0.09

Pro forma basic earnings (loss) per common share	$0.10	$(0.05)	$0.12	$(0.09)

Pro forma diluted earnings (loss) per common share	$0.10	$(0.05)	$0.12	$(0.09)

Inputs used for the fair value method for our employee stock options are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Volatility	0.95	0.99	0.95	0.99
Weighted-average expected lives	3.01	2.51	3.18	2.69
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	1.55%	2.53%	1.69%	2.63%
Weighted-average fair value of options granted	$5.27	$5.48	$4.98	$5.62

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Volatility	0.97	0.99	0.98	1.05
Weighted-average expected lives	0.50	0.50	0.50	0.50
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	1.15%	1.64%	1.32%	1.88%
Weighted-average fair value of employee stock purchase rights	$3.35	$4.31	$2.52	$4.14

Note 2—Related Party Transactions

On January 21, 2003, we repurchased in a privately-negotiated transaction 8,969,984 restricted shares of our common stock from Mark A. Weinzierl, one of our founders and a member of our board of directors until the closing of the transaction, for an aggregate cash purchase price of approximately $35.4 million. We funded the transaction with available cash. The shares repurchased represented approximately 19% of our total shares outstanding immediately prior to the transaction. Effective as of the closing of the transaction, Mr. Weinzierl resigned from our board of directors.

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed approximately $0.1 million for these services in the three months ended June 30, 2003 and approximately $0.3 million for these services in the three months ended June 30, 2002. We expensed approximately $0.2 million for these services in the six months ended June 30, 2003 and approximately $0.6 million for these services in the six months ended June 30, 2002.

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income for basic and diluted earnings per share	$2,271	$1,325	$5,526	$4,065

Denominator:
Denominator for basic earnings per share—weighted-average shares	38,400	46,888	39,392	46,863
Dilutive securities: Employee stock options and purchase rights	289	204	217	283

Denominator for diluted earnings per share—adjusted weighted-average shares	38,689	47,092	39,609	47,146

Basic earnings per common share	$0.06	$0.03	$0.14	$0.09

Diluted earnings per common share	$0.06	$0.03	$0.14	$0.09

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
United States	27.7%	25.8%	23.5%	24.4%
Export:
Asia/Pacific	8.8	11.0	8.4	10.7
Europe, Middle East and Africa	60.7	56.0	65.9	60.6
Other	2.8	7.2	2.2	4.3

Total Export	72.3	74.2	76.5	75.6

	100.0%	100.0%	100.0%	100.0%

In the three months ended June 30, 2003, revenues from one international customer accounted for approximately 19% of total revenues. In the three months ended June 30, 2002, revenues from one international customer accounted for approximately 11% of total revenues. In the six months ended June 30, 2003, revenues from one international customer accounted for approximately 24% of total revenues and revenues from another international customer accounted for approximately 11% of total revenues. In the six months ended June 30, 2002, revenues from one international customer accounted for approximately 24% of total revenues.

We have no significant long-lived assets deployed outside of the United States.

Note 5—Recent Accounting Pronouncements

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

Overview

Founded in 1989, Inet Technologies, Inc. is a leading global provider of communications software solutions that enable communications carriers to more strategically operate their businesses. We have two solution areas—our Unified Assurance solutions and our Diagnostics solutions. Our Unified Assurance solutions include the GeoProbe, Orion and Beamer products, which capture signaling network traffic and then process, correlate and analyze the raw data to create a network-wide view for troubleshooting, problem detection and network integrity assurance. These products alert carriers to network problems, such as congestion, misrouted calls due to equipment errors, service degradation and fraud, so that action can be taken to proactively resolve issues, often before the end customer is impacted and significant revenue is lost. Our Diagnostics solutions include the Spectra2, Spectra and Spectra Trunk Tester products, which allow communications carriers and equipment manufacturers to quickly and cost-effectively design, deploy and maintain current- and next-generation networks and network elements.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income expressed as a percentage of total revenues. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future periods.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product and license fees	69.8%	73.4%	69.9%	74.9%
Services	30.2	26.6	30.1	25.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product and license fees	24.8	30.4	18.3	26.5
Services	13.0	12.6	14.8	12.0

Total cost of revenues	37.8	43.0	33.1	38.5

Gross profit	62.2	57.0	66.9	61.5
Operating expenses:
Research and development	28.5	27.8	29.6	29.3
Sales and marketing	14.2	18.1	14.1	16.5
General and administrative	8.1	8.1	8.9	7.7

Total operating expenses	50.8	54.0	52.6	53.5

Income from operations	11.4	3.0	14.3	8.0
Other income	1.0	4.1	1.4	3.0

Income before provision for income taxes	12.4	7.1	15.7	11.0
Provision for income taxes	3.5	2.0	4.8	3.4

Net income	8.9%	5.1%	10.9%	7.6%

Revenues

Product and license fees. Revenues from product and license fees decreased 7.6% to $17.8 million in the three months ended June 30, 2003 from $19.2 million in the three months ended June 30, 2002. The decrease in revenues from product and license fees for the three-month period ended June 30, 2003 as compared to the prior year was primarily due to decreased revenues from our Diagnostics solutions. For this period, the average size of Diagnostics product transactions decreased by approximately 15% and the number of transactions decreased by approximately 18%. A Diagnostics transaction is defined as a single order or unit. In the six months ended June 30, 2003, revenues from product and license fees decreased 12.3% to $35.3 million from $40.2 million in the six months ended June 30, 2002. The decline in revenues from product and license fees was primarily attributable to a decrease in the average transaction size of approximately 15% for our GeoProbe and Orion products and also due to a decrease in revenues from our Diagnostics solutions, which was primarily driven by a decrease of approximately 11% in the number of transactions. We continue to experience pressure on sales prices for our GeoProbe product, especially for those applications for which there is a competitive offering and in highly competitive situations involving prospective customers. Although the mix of applications in a typical transaction for our GeoProbe and Orion products for which revenues were recognized in the three and six months ended June 30, 2003 was different than the mix in a typical transaction for which revenues were recognized in the three and six months ended June 30, 2002, we believe prices for our most basic GeoProbe applications have decreased by approximately 20% to 30% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Although the number and size of transactions may vary period to period, we believe the decrease in prices is the primary driver for the decreased transaction size. We anticipate that we will continue to experience pricing pressures for our GeoProbe and Orion products.

Services. Revenues from services increased 10.2% to $7.7 million in the three months ended June 30, 2003 from $7.0 million in the three months ended June 30, 2002. In the six months ended June 30, 2003, revenues from services increased 13.0% to $15.2 million from $13.5 million in the six months ended June 30, 2002. The increase in services revenues was primarily attributable to a larger installed base of products with customers for which we provide warranty or product support services, somewhat mitigated by decreasing prices for services of approximately 10% to 15%. Going forward, we expect to sell additional applications to, or expand the footprint of our products with, existing customers and to add new customers, which should continue to increase our installed base of products and corresponding services revenues; however, we expect that continued pressure on prices for product support renewals may partially offset the effect of this increase.

Concentration of revenues. For the three months ended June 30, 2003, revenues from one international customer accounted for approximately 19% of total revenues. For the three months ended June 30, 2002, revenues from one international customer accounted for approximately 11% of total revenues. For the six months ended June 30, 2003, revenues from one international customer accounted for approximately 24% of total revenues and revenues from another international customer accounted for approximately 11% of total revenues. For the six months ended June 30, 2002, revenues from one international customer accounted for approximately 24% of total revenues. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which typically varies from one quarter to the next. On a quarterly basis, the 10 largest customers for the quarter typically account for approximately 50% to 80% of total revenues. For both the three and six months ended June 30, 2003, approximately 60% of our revenues were derived from the 10 largest customers for that period. We expect these trends to continue for the foreseeable future.

International revenues. In the three months ended June 30, 2003, international revenues accounted for approximately 72% of total revenues compared to approximately 74% of total revenues in the three months ended June 30, 2002. In the six months ended June 30, 2003, international revenues accounted for approximately 77% of total revenues compared to approximately 76% of total revenues in the six months ended June 30, 2002. Variations in the percentage of total revenues derived from international markets may occur as a result of the concentration of revenues in a particular period from a small number of customers and the economic conditions in the regions in which we operate. For the remainder of 2003, we expect revenues from international markets to represent a substantial majority of our total revenues.

Cost of Revenues

Product and license fees. Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration and installation of our products. Cost of product and license fees was $6.3 million, or 35.7% of product and license fees revenues, in the three months ended June 30, 2003, and $8.0 million, or 41.4% of product and license fees revenues, in the three months ended June 30, 2002. The decreases in absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs, which were approximately $1.1 million lower in the three months ended June 30, 2003 than in the same period in the prior year, and decreased conversion costs of $0.6 million, driven by reductions in several different cost categories, including personnel, third-party installation and travel. Both the quarter ended June 30, 2003 and the quarter ended June 30, 2002 represented periods with high hardware content transactions.

Cost of product and license fees was $9.2 million, or 26.2% of product and license fees revenues, in the six months ended June 30, 2003, and $14.2 million, or 35.3% of product and license fees revenues, in the six months ended June 30, 2002. The decreases in absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware costs, which were approximately $3.4 million lower in the six months ended June 30, 2003 than in the same period in the prior year and, to a lesser extent, decreased personnel and installation costs. The decrease in hardware costs, which was driven primarily by the first quarter results of 2003 and 2002, is attributable to a higher percentage of our GeoProbe implementations during the six months ended June 30, 2003 being derived from expansions of existing systems or from the sales of software applications, rather than new system implementations, which typically have a higher hardware component.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training, and warranty and non-warranty services activities. Cost of services was $3.3 million, or 42.9% of services revenues, in the three months ended June 30, 2003 and $3.3 million, or 47.3% of services revenues, in the three months ended June 30, 2002. The decrease in the percentage of total services revenues in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is attributable to increased services revenue in the current period compared to the same prior-year period and decreased personnel and warranty-related expenses. Cost of services was $7.5 million, or 49.1% of services revenues, in the six months ended June 30, 2003 and $6.5 million, or 48.0% of services revenues, in the six months ended June 30, 2002. The increases in absolute dollars and as a percentage of total services revenues in the six months ended June 30, 2003 compared to the same period of the prior year were attributable to increased effort to support a larger installed base of products and increased expenses related to customer support and systems engineering. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty service activities during a specific period. We expect these fluctuations to continue into the foreseeable future.

Operating Expenses

Research and development expenses. Research and development expenses consist primarily of personnel expenses and contract labor, travel and facilities expenses incurred by our research and development organization. Our research and development efforts include expenditures relating to new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies. These expenses were $7.3 million in both the three months ended June 30, 2003 and the three months ended June 30, 2002. Research and development expenses as a percentage of total revenues were 28.5% in the three months ended June 30, 2003 and 27.8% in the three months ended June 30, 2002. For the quarter ended June 30, 2003 versus the quarter ended June 30, 2002, personnel and contract labor expenses decreased by approximately $0.4 million, reflecting decrease in average headcount of 26, offset by increased expenses in various other categories.

In the six months ended June 30, 2003, research and development expenses decreased to $14.9 million from $15.8 million for the comparable prior-year period. Research and development expenses as a percentage of total revenues were 29.6% for the six months ended June 30, 2003 and 29.3% for the six months ended June 30, 2002. The decrease in absolute dollars was attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, which were approximately $0.4 million lower in the six months ended June 30, 2003 compared to the same period in the prior year. The average headcount of our research and development organization was 245 in the six months ended June 30, 2003 compared to 275 in the six months ended June 30, 2002. We do not currently expect to continue decreasing our research and development headcount. Overall, we anticipate that spending on research and development will be flat or increase slightly in the second half of 2003.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses. These expenses decreased to $3.6 million in the three months ended June 30, 2003 from $4.8 million in the three months ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues were 14.2% in the three months ended June 30, 2003 and 18.1% in the three months ended June 30, 2002. The decreases in absolute dollars and as a percentage of total revenues were primarily attributable to decreased average headcount and cost reduction efforts related to travel, tradeshows and other promotional activities. Travel expenses decreased approximately $0.1 million and expenses associated with trade shows and other promotional activities decreased approximately $0.3 million. Average headcount in the three months ended June 30, 2003 was 66 compared to 83 in the three months ended June 30, 2002.

Sales and marketing expenses decreased to $7.1 million in the six months ended June 30, 2003 from $8.9 million for the six months ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues were 14.1% for the six months ended June 30, 2003, and 16.5% for the six months ended June 30, 2002. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased staffing dedicated to sales and marketing activities and cost reduction efforts primarily related to travel and tradeshows and other promotional activities. Travel expenses decreased approximately $0.3 million and expenses associated with trade shows and other promotional activities decreased approximately $0.2 million. The average headcount of our sales and marketing organization was 65 in the six months ended June 30, 2003, compared to 81 in the six months ended June 30, 2002. We currently expect to begin to increase our sales and marketing headcount. We anticipate a slight increase in sales and marketing expenses in the second half of the year, and that spending on sales and marketing may fluctuate quarter to quarter due to seasonal spending on tradeshows, other promotional activities and the level of direct sales commissions.

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, legal and executive departments. These expenses were $2.1 million in both the three months ended June 30, 2003 and the three months ended June 30, 2002. General and administrative expenses as a percentage of total revenues were 8.1% in both the three months ended June 30, 2003 and the three months ended June 30, 2002.

General and administrative expenses increased to $4.5 million in the six months ended June 30, 2003 from $4.1 million in the six months ended June 30, 2002. General and administrative expenses as a percentage of total revenues were 8.9% for the six months ended June 30, 2003 and 7.7% for the six months ended June 30, 2002. The increases in absolute dollars and as a percentage of total revenues were attributable to increased professional fees of approximately $0.2 million primarily related to our repurchase of restricted common stock in January 2003 and general accounting activities. For the remainder of 2003, we expect that general and administrative expenses will not vary significantly on an absolute dollar basis.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents partially offset by foreign translation adjustments and losses on the disposal of assets. Other income was $0.2 million in the three months ended June 30, 2003, compared to $1.1 million in the three months ended June 30, 2002. The decrease was primarily attributable to the overall decrease in interest rates received on our investments, lower average cash balances resulting from our repurchase of restricted common stock in January 2003 and foreign translation adjustments. In the three months ended June 30, 2003, we recognized a return on our average cash balance of 0.9% per annum compared to 1.6% in the same prior-year period. In the three months ended June 30, 2003, we recorded a foreign translation loss of $0.1 million compared to a foreign translation gain of $0.4 million in the same prior-year period. Foreign translation gains or losses primarily arise from translation adjustments for our United Kingdom and German sales and support organizations and, to a lesser extent, to the small percentage of business conducted in non-U.S. currencies.

Other income was $0.7 million in the six months ended June 30, 2003, compared to $1.6 million in the six months ended June 30, 2002. The decrease was primarily attributable to the overall decrease in interest rates received on our investments, lower average cash balances resulting from our repurchase of restricted common stock in January 2003 and foreign translation adjustments. In the six months ended June 30, 2003, we recognized a return on our average cash balance of 1.0% per annum compared to 1.6% in the same prior-year period. In the six months ended June 30, 2003, we recorded a foreign translation loss of $0.1 million compared to a foreign translation gain of $0.2 million in the same prior-year period.

Provision for Income Taxes

We recorded an income tax expense of $0.9 million for the three months ended June 30, 2003 compared to $0.5 million for the three months ended June 30, 2002. Our effective tax rates for these periods were 28.0% for the three months ended June 30, 2003 and 28.5% for the three months ended June 30, 2002. We recorded an income tax expense of $2.4 million in the six months ended June 30, 2003 compared to $1.8 million in the six months ended June 30, 2002. Our effective tax rates for these periods were 30.5% in the six months ended June 30, 2003 and 30.9% in the six months ended June 30, 2002. Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate. Our effective tax rate differs from the U.S. statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit. For 2003, we currently anticipate our effective tax rate to be approximately 30.4%.

Our financial statements reflect net deferred tax assets of $0.8 million as of June 30, 2003, comprised of credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Liquidity and Capital Resources

Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent during our initial years of operations, through bank borrowings. Our working capital decreased approximately 15% to $155.4 million at June 30, 2003 from $182.5 million at December 31, 2002. We had $162.3 million in cash and cash equivalents at June 30, 2003, a decrease of $26.8 million from $189.1 million in cash and cash equivalents at December 31, 2002. The decreases in cash and working capital are primarily attributable to our funding of a privately-negotiated transaction that closed on January 21, 2003, under which we repurchased 8,969,984 restricted shares of common stock from Mark Weinzierl, one of our founders, for an aggregate cash purchase price of approximately $35.4 million.

Net cash provided by operating activities decreased approximately 40% to $9.9 million for the six months ended June 30, 2003 from $16.5 million during the same period in 2002. This decrease was primarily attributable to changes in amounts of accounts receivable, inventory, accrued compensation and benefits and other accrued liabilities in each quarter.

Net cash used in investing activities increased 72% to $2.3 million for the six months ended June 30, 2003 from $1.3 million during the same period in 2002. Net cash used in investing activities for both periods related to purchases of property and equipment. For the remainder of 2003, we anticipate that cash used in investing activities will be slightly less than cash used in investing activities in the six months ended June 30, 2003.

Net cash used in financing activities was $34.4 million in the six months ended June 30, 2003, compared to net cash provided by financing activities of $1.0 million in the six months ended June 30, 2002. In the six months ended June 30, 2003, we used approximately $35.4 million to repurchase 8,969,984 restricted shares of common stock in a privately-negotiated transaction. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

We may in the future pursue acquisitions of businesses, products or technologies, or enter into joint venture arrangements, that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid. From time to time we also consider various other alternatives to utilize any cash and cash equivalents that exceed our working capital requirements, including payment of cash dividends, additional stock repurchases or other similar transactions.

At June 30, 2003, we had no long-term debt or material commitments for capital expenditures. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

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

Revenue Recognition

General. We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance solutions contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are, in our judgment, no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our Diagnostics solutions are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment. For these products, we typically have no significant obligations subsequent to shipment. If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied. All shipping costs are included in cost of revenues in our consolidated statements of income.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

A large portion of our revenues and receivables are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay and the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze the customer’s payment history, if any, financial statements or other information provided by the customer, or third-party credit analysis reports or other publicly-available information. In cases where the evidence suggests a customer may not be able to satisfy its obligations to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the communications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially different from the net balance recorded on our balance sheet.

Inventory Reserves

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate the status of our inventory on a quarterly basis to ensure that the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts of up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced by a material amount.

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of June 30, 2003 and December 31, 2002, a valuation for deferred tax assets was not deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

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

Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. As a result, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. The factors that could affect our quarterly financial results include:

•	the size, timing, pricing structure and other terms of specific orders by our customers;

•	the timing of the delivery to and the installation and acceptance of our products by our customers;

•	the timing of our development and introduction of new products;

•	the relative mix of products fees and services fees included in our revenue;

•	the relative percentages of products sold through our direct and indirect sales channels;

•	the timing of and level of our investments in research and development activities, and the timing of and magnitude of our sales and marketing and general and administrative expenses;

•	changes in, and our ability to implement, our strategy; and

•	other risks described below.

A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our financial results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions, individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been adversely affected by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. This harm would be exacerbated by a decline in the economic prospects of our current and prospective customers in the region composed of Europe, the Middle East and Africa as revenues from this region have historically represented the majority of our total revenues. In many cases, these adverse economic conditions have altered current and prospective customers’ capital spending priorities or budget cycles, which has extended our sales cycle. These adverse effects could continue and could impact our customers’ ability to meet their financial obligations to us. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. For example, customer budgetary constraints have contributed to downward sales price pressure on some of our solutions and on renewals of product support agreements for our Unified Assurance solutions, which has adversely affected our revenues. In addition, our financial results historically have been influenced by seasonal fluctuations, with orders and revenues tending to be strongest in the fourth quarter of each year and orders and revenues in our first quarter tending to be lower than the levels achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers.

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

A large percentage of our revenues are typically derived from a small number of customers, and we expect this trend to continue. For example, in the three months ended June 30, 2003, approximately 60% of our revenues were derived from the 10 largest customers in the quarter, with one international customer accounting for approximately 19%. In the six months ended June 30, 2003, approximately 60% of our revenues were derived from the 10 largest customers in the period, with one international customer accounting for approximately 24% of our total revenues and another accounting for approximately 11%. Additionally, British Telecom and Deutsche Telekom, on a combined basis, accounted for approximately 29% of total revenues in the six months ended June 30, 2003. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant customers frequently account for a significant portion of our revenues in a given period. If we lose one of our significant repeat customers, our financial results may be harmed. Additionally, if one or more of these significant repeat customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn and reductions in communications spending, these customers may not be able to meet their ongoing financial obligations to us or purchase additional products.

A further slowdown in communications spending, or consolidations or bankruptcies in the communications industry could harm our business, financial condition and results of operations.

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by communications carriers and equipment manufacturers, and some industry analysts project further spending reductions in future periods. In some cases, the continued viability of some carriers and equipment manufacturers is in question. Our business, financial condition and results of operations could be materially harmed in the event that conditions continue to worsen in our industry or in the event that there are consolidations of our current customers, which could result in the displacement of our products by a competitor’s products preferred by the other party to the consolidation, or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of uncollectible accounts. Additionally, slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

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

Future growth in the demand for our products will depend in part on the continued privatization, deregulation and the restructuring of communications markets worldwide, as the demand for our products has generally been higher when a relatively more competitive communications environment exists. Any reversal or slowdown in the pace of this privatization, deregulation or restructuring could materially harm the markets for our products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings and other regulatory, economic and political factors. Furthermore, the uncertainties associated with deregulation have in the past, and could in the future, cause our customers to delay purchasing decisions pending the resolution of these uncertainties.

The sales cycle for our products is long, which could harm our quarterly financial results.

Sales of our Unified Assurance solutions are made predominantly to large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer’s organization and final approval by an executive officer or other senior-level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our solutions is long, historically ranging from six to 18 months for our Unified Assurance solutions (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our Diagnostics solutions. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm our financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

Our financial results could be materially harmed if demand for our new products is less than we anticipate or the performance of our products falls below the levels required by our customers.

A key component of our strategy is the ability to successfully develop, introduce and market new Unified Assurance and Diagnostics products and applications. Although we have obtained feedback from our customers and potential customers regarding our development and product strategy, we have made certain assumptions as to the needs of our customers and the features, functionality and performance expected by them. We cannot assure you that our current or prospective customers will order these new products and applications.

Also, purchase decisions regarding certain new Unified Assurance products and applications may be made by individuals within organizations with which we have no significant existing relationships, such as customer service or sales and marketing departments. We cannot assure you that we will be successful in developing the relationships necessary to sell our Orion and Beamer products and applications.

Competition is intense, may intensify and could result in downward increased pricing pressure, further reduced margins and the loss of market share.

Competition for all of our solutions is intense and is expected to continue, and in some cases intensify, in the future. We compete with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in pricing pressure, reduced margins and the loss of market share. We continue to experience pressure on sales prices for our GeoProbe product, especially for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers.

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

The introduction by others of products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unsalable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

•	develop and introduce new products or applications for the communications market;

•	enhance our Unified Assurance solutions and Diagnostics solutions;

•	keep pace with evolving industry protocol standards, next-generation technologies and changing customer needs; and

•	achieve broad market acceptance for our products.

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

Products as complex as those currently under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of qualified technical personnel to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Even if such potential new products are developed and introduced, we cannot assure you that they will achieve any significant degree of market acceptance. In addition, our solutions are implemented with our purpose-specific hardware platform and certain third-party hardware. We cannot assure you that we will be able to design and manufacture, or procure from third parties, the hardware necessary to successfully implement our new products.

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

Products as complex as ours may contain undetected defects or errors, especially when first introduced or as enhancements are released, that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product, claims against us or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. Although we carry insurance that mitigates our risk associated with certain product liability claims, any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management attention and resources, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Our two largest stockholders own approximately 64% of our common stock, which allows them to control the management and affairs of our company and prevent a change of control.

As of June 30, 2003, two of our founders, Samuel S. Simonian, chairman of our board, and Elie S. Akilian, president, chief executive officer and director, collectively beneficially owned approximately 64% of the outstanding shares of our common stock. Consequently, these individuals acting together could control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, as two of the five members of our board of directors, Messrs. Simonian and Akilian have significant influence in directing the actions taken by our board.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From July 1, 2002 through June 30, 2003, the market price of our stock ranged from $4.00 to $10.50 per share. On a quarterly basis, the market price of our stock ranged from $4.00 to $6.68 per share from July 1, 2002 through September 30, 2002; $4.15 to $6.98 per share from October 1, 2002 through December 31, 2002; $5.78 to $8.25 per share from January 1, 2003 through March 31, 2003; and $5.87 to $10.50 per share from April 1, 2003 through July 31, 2003. Our stock price may be significantly affected by factors such as:

•	variations in our results of operations;

•	changes in our business strategy;

•	future sales of our common stock, particularly by institutional investors with large holdings and by our founders;

•	the announcement of technological innovations or new products by us, our competitors and others;

•	market analysts’ estimates of our performance, our customers’ or competitors’ performance or the performance of the communications industry in general;

•	the financial and other announcements made by us, our competitors and customers;

•	general market and economic conditions; and

•	equity market conditions and industry-specific equity market trends.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to 2002, less than 1% of total revenues had been denominated in currencies other than the U.S. dollar. In 2002, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro. In the six months ended June 30, 2003, approximately 2% of total revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

Our international subsidiaries operate in currencies other than the U.S. dollar, which results in translation gains and losses; however, the U.S. dollar is the functional currency of all our subsidiaries.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Currently, our cash is invested in bank deposits and money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. Assuming current levels of cash, if the per annum rate of interest earned on our invested cash were to change by 50 basis points, or 0.5%, our investment income would be impacted by approximately $0.8 million on an annual basis.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of June 30, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls over financial reporting. There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of June 30, 2003, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2003 Annual Meeting of Stockholders held on May 12, 2003, our stockholders voted on and approved the following matters:

1. The election of two Class III directors to serve until our 2006 Annual Meeting of Stockholders, or until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Samuel S. Simonian	33,345,976	3,652,006
Elie S. Akilian	33,467,611	3,530,371

2. Ratification of our 1998 Stock Option/Stock Issuance Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
32,128,006	4,795,806	74,170

3. Ratification of the selection of Ernst & Young LLP as our independent auditors for 2003.

Number of Votes For	Number of Votes Against	Number of Votes Abstained
36,838,736	155,946	3,300

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the three months ended June 30, 2003 we filed a Current Report on Form 8-K on April 22, 2003. The report included information reported under Item 7—Financial Statements, Pro Forma Financial Information and Exhibits and Item 9—Regulation FD Disclosure (Item 12—Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.

By:	/s/ Jeffrey A. Kupp
Jeffrey A. Kupp
Vice President and Chief Financial Officer
(Principal accounting and financial officer)

Date: August 5, 2003

INET TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.