Form 10-Q
period 2003-09-30
INET TECHNOLOGIES INC
filed 2003-10-21
CIK 1065351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding at October 17, 2003: 38,725,161

Inet Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INET TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$168,742	$189,076
Trade accounts receivable, net of allowance for doubtful accounts of $508 at September 30, 2003 and $484 at December 31, 2002	7,487	10,211
Unbilled receivables	33	155
Inventories	6,615	7,458
Deferred income taxes	907	850
Other current assets	6,999	4,909

Total current assets	190,783	212,659
Property and equipment, net	12,353	15,215
Other assets	586	300

Total assets	$203,722	$228,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,761	$1,078
Accrued compensation and benefits	2,651	4,113
Deferred revenues	19,496	18,323
Income taxes payable	508	1,953
Other accrued liabilities	5,190	4,733

Total current liabilities	29,606	30,200
Deferred income taxes	149	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—25,000,000 Issued shares—None	—	—
Common stock, $.001 par value:
Authorized shares—175,000,000 Issued shares—47,159,643 at September 30, 2003 and 47,157,543 at December 31, 2002	47	47
Additional paid-in capital	76,012	75,075
Unearned compensation	(310)	(407)
Retained earnings	131,545	123,241
Treasury stock, 8,437,308 common shares at September 30, 2003 and no common shares at December 31, 2002, at cost	(33,327)	—

Total stockholders’ equity	173,967	197,956

Total liabilities and stockholders’ equity	$203,722	$228,174

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product and license fees	$18,072	$16,569	$53,360	$56,805
Services	7,962	6,587	23,188	20,066

Total revenues	26,034	23,156	76,548	76,871

Cost of revenues:
Product and license fees	4,717	6,975	13,955	21,178
Services	3,743	3,008	11,213	9,473

Total cost of revenues	8,460	9,983	25,168	30,651

Gross profit	17,574	13,173	51,380	46,220
Operating expenses:
Research and development	7,412	7,026	22,354	22,776
Sales and marketing	3,889	3,642	11,012	12,506
General and administrative	2,456	1,829	6,936	5,967
Restructuring costs	—	224	—	224

	13,757	12,721	40,302	41,473

Income from operations	3,817	452	11,078	4,747
Other income (expense):
Interest income	290	654	1,088	2,009
Other income (expense)	(140)	(31)	(249)	203

	150	623	839	2,212

Income before provision for income taxes	3,967	1,075	11,917	6,959
Provision for income taxes	1,189	269	3,613	2,088

Net income	$2,778	$806	$8,304	$4,871

Earnings per common share:
Basic	$0.07	$0.02	$0.21	$0.10

Diluted	$0.07	$0.02	$0.21	$0.10

Weighted-average shares outstanding:
Basic	38,612	47,011	39,129	46,913

Diluted	39,238	47,043	39,461	47,018

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	47,157,543	$47	$75,075	$(407)	$123,241	—	$—	$197,956
Repurchase of common stock	—	—	—	—	—	8,993,984	(35,553)	(35,553)
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $483	2,100	—	937	(109)	—	(556,676)	2,226	3,054
Net income	—	—	—	—	8,304	—	—	8,304
Amortization of restricted stock awards	—	—	—	206	—	—	—	206

Balance at September 30, 2003	47,159,643	$47	$76,012	$(310)	$131,545	8,437,308	$(33,327)	$173,967

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$8,304	$4,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,282	5,329
Stock compensation	206	—
Deferred income taxes	74	638
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	2,724	922
Decrease in unbilled receivables	122	1,561
Decrease in income taxes receivable	—	701
Decrease in inventories	843	4,838
Increase in other assets	(2,376)	(239)
Increase in accounts payable	683	1,520
Decrease in taxes payable	(962)	—
Increase (decrease) in accrued compensation and benefits	(1,462)	606
Increase (decrease) in deferred revenues	1,173	(5,402)
Increase in other accrued liabilities	957	1,428

Net cash provided by operating activities	15,568	16,773

Cash flows from investing activities:
Purchases of property and equipment	(2,920)	(1,554)

Net cash used in investing activities	(2,920)	(1,554)

Cash flows from financing activities:
Repurchase of common stock	(35,553)	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,571	1,603

Net cash provided by (used in) financing activities	(32,982)	1,603

Net (decrease) increase in cash and cash equivalents	(20,334)	16,822
Cash and cash equivalents at beginning of period	189,076	154,889

Cash and cash equivalents at end of period	$168,742	$171,711

Supplemental disclosure:
Income taxes paid	$2,542	$1,833

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies

The Company

Inet Technologies, Inc. is a global provider of communications software products that enable communications carriers to more strategically and profitably operate their businesses. Our Unified Assurance Solution and our Diagnostics products help our customers reduce capital and operating expenditures, improve customer acquisition and retention rates, protect and grow revenues, and more quickly and effectively develop products or services. Our products address next-generation networks, including mobile data and voice-over-packet technologies, and traditional networks.

Using our Unified Assurance Solution, which includes the GeoProbe, Orion and Beamer products, communications carriers are able to simultaneously manage their voice and data services at the network, service and customer layers to detect network and service problems in real time, enabling proactive identification of specific customers impacted by network or service issues. These products capture actual signaling network traffic and then process, correlate and analyze the traffic data to create and display customer experience information, service quality metrics and a network-wide view. This information empowers a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers. These products also alert the carrier to network problems, such as congestion, misrouted calls due to equipment errors and service degradation, so that action can be taken to quickly resolve issues, often before its customers are impacted and significant revenue is lost. Our Diagnostics products include the Spectra2, Spectra and Spectra Trunk Tester, which assist communications carriers and equipment manufacturers in quickly and cost-effectively designing, deploying and maintaining current- and next-generation networks and network elements.

Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2002 included in our Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2003. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003.

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

Allowance for Doubtful Accounts

A large portion of our revenues and accounts receivable are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay and the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze the customer’s payment history, if any, financial statements or other information provided by the customer, or third-party credit analysis reports or other publicly-available information. In cases where the evidence suggests a customer may not be able to satisfy its obligations to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the communications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially different from the net balance recorded on our balance sheet.

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$2,856	$3,774
Work-in-process	90	445
Finished goods	3,669	3,239

	$6,615	$7,458

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

Revenue Recognition

We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our GeoProbe, Orion and Beamer products contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our Diagnostics products are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment. For these products, we typically have no significant obligations subsequent to shipment. If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied. All shipping costs are included in cost of revenues in our consolidated statements of income.

Contracts for our GeoProbe, Orion and Beamer products are typically multiple-element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the contract period. Post-contract support included in the initial licensing fee are allocated from the total contract amount based on the fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed.

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

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that is determined not to be realizable. As of September 30, 2003 and September 30, 2002, a valuation for deferred tax assets was not deemed necessary. If the facts or financial results on which our estimates are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At September 30, 2003, we had three stock-based compensation plans covering employees and directors. We account for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Through September 30, 2003, there have been no grants to non-employees other than grants to our non-employee directors under our automatic option grant program. As of September 30, 2003, unearned stock compensation related to restricted stock grants was approximately $0.3 million. We had no unearned stock compensation at September 30, 2002.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines in accounting for employee stock options and employee stock purchase rights, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123 in accounting for employee stock options and restricted stock issuances and employee stock purchase rights. The pro forma impact of applying SFAS 123 in the three and nine months ended September 30, 2003 and the three and nine months ended September 30, 2002 will not necessarily be representative of the pro forma impact in future periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$2,778	$806	$8,304	$4,871
Stock compensation expense recorded under the intrinsic value method, net of income taxes	25	—	144	—
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(1,083)	(1,566)	(2,093)	(9,818)

Pro forma net income (loss)	$1,720	$(760)	$6,355	$(4,947)

Basic earnings per common share, as reported	$0.07	$0.02	$0.21	$0.10

Diluted earnings per common share, as reported	$0.07	$0.02	$0.21	$0.10

Pro forma basic earnings (loss) per common share	$0.04	$(0.02)	$0.16	$(0.11)

Pro forma diluted earnings (loss) per common share	$0.04	$(0.02)	$0.16	$(0.11)

Inputs used for the fair value method for our employee stock options are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Volatility	0.92	0.99	0.95	0.99
Weighted-average expected lives	3.69	3.68	3.25	2.72
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	2.73%	2.27%	1.83%	2.62%
Weighted-average fair value of options granted	$7.94	$3.57	$5.38	$5.56

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Volatility	0.95	0.99	0.97	1.02
Weighted-average expected lives	0.50	0.50	0.50	0.50
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	1.18%	1.53%	1.31%	1.70%
Weighted-average fair value of employee stock purchase rights	$3.78	$2.58	$2.95	$3.10

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

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses. We expensed approximately $0.1 million for these services in the three months ended September 30, 2003 and approximately $0.3 million for these services in the three months ended September 30, 2002. We expensed approximately $0.3 million for these services in the nine months ended September 30, 2003 and approximately $0.8 million for these services in the nine months ended September 30, 2002.

Note 3—Restructuring

We recorded a restructuring charge for the three months ended September 30, 2002 of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million. At September 30, 2003, the balance of these costs that remained to be paid was less than $0.1 million.

Note 4—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income for basic and diluted earnings per share	$2,778	$806	$8,304	$4,703

Denominator:
Denominator for basic earnings per share—weighted-average shares	38,612	47,011	39,129	46,913
Dilutive securities: Employee stock options and purchase rights	626	32	332	105

Denominator for diluted earnings per share—adjusted weighted-average shares	39,238	47,043	39,461	47,018

Basic earnings per common share	$0.07	$0.02	$0.21	$0.10

Diluted earnings per common share	$0.07	$0.02	$0.21	$0.10

Note 5—Segment Information

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
United States	36.8%	34.0%	28.0%	27.3%
Export:
Asia/Pacific	8.2	5.3	8.3	9.1
Europe, Middle East and Africa	53.5	58.9	61.7	60.1
Other	1.5	1.8	2.0	3.5

Total export	63.2	66.0	72.0	72.7

	100.0%	100.0%	100.0%	100.0%

In the three months ended September 30, 2003, revenues from one domestic wireline customer accounted for approximately 21% of total revenues, revenues from one international wireline customer accounted for approximately 18% of total revenues and revenues from another international wireline customer accounted for approximately 18% of total revenues. In the three months ended September 30, 2002, revenues from one international wireline customer accounted for approximately 16% of total revenues and revenues from another international wireline customer accounted for approximately 14% of total revenues. In the nine months ended September 30, 2003, revenues from one international wireline customer accounted for approximately 22% of total revenues. In the nine months ended September 30, 2002, revenues from one international wireline customer accounted for approximately 21% of total revenues.

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

Note 7—Subsequent Event

In October 2003, we completed an underwritten secondary offering of our common stock. All shares were offered by two of our founders, Elie S. Akilian, our president, chief executive officer and director, and Samuel S. Simonian, the chairman of our board of directors. Since we did not issue any new shares, we did not receive any of the proceeds from the sale of common stock. We effected the offering pursuant to a demand made by the selling stockholders in accordance with rights granted to them under a registration rights agreement dated July 23, 1998. We are paying all of the expenses of the offering incurred by us and certain fees and expenses of the selling stockholders, excluding underwriting discounts and commissions. At September 30, 2003, we had expensed approximately $0.3 million of accounting, legal and professional fees and anticipate additional expenses of approximately $0.1 million in the fourth quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	Our operating results are difficult to predict and are likely to vary significantly from quarter to quarter in the future;

•	We could be materially harmed in the event of a continued general economic slowdown, reduced spending by communications carriers and equipment manufacturers or consolidations or bankruptcies involving our current or prospective customers;

•	We could be materially harmed if demand for our products and applications is less than we anticipate;

•	We could be materially harmed if the market for current- and next-generation network products and applications fails to develop as we currently anticipate;

•	Expected increased competition could result in further price reductions and reduced margins, as well as loss of market share; and

•	Other risks indicated below under the caption “Risk Factors.”

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K filed with the SEC on September 18, 2003. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Inet Technologies, Inc. is a global provider of communications software products that enable communications carriers to more strategically and profitably operate their businesses. Our Unified Assurance Solution and our Diagnostics products help our customers reduce capital and operating expenditures, improve customer acquisition and retention rates, protect and grow revenues, and more quickly and effectively develop products or services. Our products address next-generation networks, including mobile data and voice-over-packet technologies, and traditional networks.

Using our Unified Assurance Solution, which includes the GeoProbe, Orion and Beamer products, communications carriers are able to simultaneously manage their voice and data services at the network, service and customer layers to detect network and service problems in real time, enabling proactive identification of specific customers impacted by network or service issues. These products capture actual signaling network traffic and then process, correlate and analyze the traffic data to create and display customer experience information, service quality metrics and a network-wide view. This information empowers a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers. These products also alert the carrier to network problems, such as congestion, misrouted calls due to equipment errors and service degradation, so that action can be taken to quickly resolve issues, often before its customers are impacted and significant revenue is lost. Our Diagnostics products include the Spectra2, Spectra and Spectra Trunk Tester, which assist communications carriers and equipment manufacturers in quickly and cost-effectively designing, deploying and maintaining current- and next-generation networks and network elements.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited consolidated statements of income expressed as a percentage of total revenues. The operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future periods.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product and license fees	69.4%	71.5%	69.7%	73.9%
Services	30.6	28.5	30.3	26.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product and license fees	18.1	30.1	18.2	27.6
Services	14.4	13.0	14.7	12.3

Total cost of revenues	32.5	43.1	32.9	39.9
Gross Profit:
Product and license fees	51.3	41.4	51.5	46.3
Services	16.2	15.5	15.6	13.8

Total gross profit	67.5	56.9	67.1	60.1
Operating expenses:
Research and development	28.5	30.3	29.2	29.6
Sales and marketing	14.9	15.7	14.4	16.3
General and administrative	9.4	7.9	9.0	7.8
Restructuring costs	—	1.0	—	0.3

Total operating expenses	52.8	54.9	52.6	54.0

Income from operations	14.7	2.0	14.5	6.1
Other income	0.6	2.7	1.1	2.9

Income before provision for income taxes	15.3	4.7	15.6	9.0
Provision for income taxes	4.6	1.2	4.7	2.7

Net income	10.7%	3.5%	10.9%	6.3%

Revenues

Product and license fees. Revenues from product and license fees increased 9.1% to $18.1 million in the three months ended September 30, 2003 from $16.6 million in the three months ended September 30, 2002. The increase reflects the contribution of approximately $14.8 million of total revenues by three 10% customers in the three months ended September 30, 2003 compared to the contribution of approximately $7.0 million of total revenues by two 10% customers in the same prior-year period. Revenues from each of the three 10% customers in the current quarter related to major expansions of existing systems, which were more extensive than typical system expansions.

In the nine months ended September 30, 2003, revenues from product and license fees decreased 6.1% to $53.4 million from $56.8 million in the nine months ended September 30, 2002. The decline in revenues from product and license fees was primarily attributable to continued pressure on sales prices for our GeoProbe product, especially for those applications for which there is a competitive offering and in highly competitive situations involving prospective customers. We believe prices for our most basic network assurance GeoProbe applications have decreased by approximately 15% to 20%. We anticipate that we will continue to experience pricing pressures for our GeoProbe product although not to the same extent as in the last several quarters.

Services. Revenues from services increased 20.9% to $8.0 million in the three months ended September 30, 2003 from $6.6 million in the three months ended September 30, 2002. In the nine months ended September 30, 2003, revenues from services increased 15.6% to $23.2 million from $20.1 million in the nine months ended September 30, 2002. In the nine months ended September 30, 2003 compared to the same prior year period, the increase in services revenues was primarily attributable to providing support services to six additional Unified Assurance customers and to supporting a larger installed base of products with existing customers for which we provide warranty or product support services. Going forward, we expect to sell additional applications to, or expand the footprint of our products with existing customers, and to add new customers, which should continue to increase our installed base of products and corresponding services revenues; however, we expect that continued pressure on prices for product support renewals may partially offset the effect of this anticipated increase.

Concentration of revenues. In the three months ended September 30, 2003, revenues from one domestic wireline customer accounted for approximately 21% of total revenues, revenues from one international wireline customer accounted for approximately 18% of total revenues and revenues from another international wireline customer accounted for approximately 18% of total revenues. In the three months ended September 30, 2002, revenues from one international wireline customer accounted for approximately 16% of total revenues and revenues from another international wireline customer accounted for approximately 14% of total revenues. In the nine months ended September 30, 2003, revenues from one international wireline customer accounted for approximately 22% of total revenues. In the nine months ended September 30, 2002, revenues from one international wireline customer accounted for approximately 21% of total revenues. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which typically varies from one quarter to the next. On a quarterly basis, the 10 largest customers for the quarter typically account for approximately 50% to 80% of total revenues. For the three months ended September 30, 2003, approximately 71% of our revenues were derived from the 10 largest customers for that period. For the nine months ended September 30, 2003, approximately 61% of our revenues were derived from the 10 largest customers for that period. We expect these trends to continue for the foreseeable future.

International revenues. In the three months ended September 30, 2003, international revenues accounted for approximately 63% of total revenues compared to approximately 66% of total revenues in the three months ended September 30, 2002. In the nine months ended September 30, 2003, international revenues accounted for approximately 72% of total revenues compared to approximately 73% of total revenues in the nine months ended September 30, 2002. Variations in the percentage of total revenues derived from international markets may occur as a result of the concentration of revenues in a particular period from a small number of customers and the economic conditions in the regions in which we operate. For the remainder of 2003, we expect revenues from international markets to represent a substantial majority of our total revenues.

Cost of Revenues

Product and license fees. Cost of product and license fees consists primarily of hardware, personnel and overhead expenses related to the manufacturing, integration and installation of our products. Cost of product and license fees was $4.7 million, or 26.1% of product and license fees revenues, in the three months ended September 30, 2003, and $7.0 million, or 42.1% of product and license fees revenues, in the three months ended September 30, 2002. The decrease in the cost of product and license fees is primarily driven by the relatively higher software-based content in our product implementations and the economies of scale benefit from the increase in product and license fees revenues. The major components of the decreases in absolute dollars and as a percentage of product and license fees were decreased hardware costs of approximately $0.5 million, decreased costs of approximately $0.6 million associated with excess or obsolete inventory and decreased costs of approximately $0.3 million associated with standard price changes, which involved valuing our inventory at market. In the three months ended September 30, 2003 we utilized inventory previously identified as excess, which reduced our reserve for excess inventory by approximately $0.3 million, and we had no significant charges for standard price changes. In the three months ended September 30, 2002 we increased our inventory reserve by approximately $0.3 million for excess and obsolete inventory and had a charge to cost of product and license fees of approximately $0.3 million for standard price changes.

Cost of product and license fees was $14.0 million, or 26.1% of product and license fees revenues, in the nine months ended September 30, 2003, and $21.2 million, or 37.3% of product and license fees revenues, in the nine months ended September 30, 2002. The decrease in the cost of product and license fees is primarily driven by the relatively higher software-based content of our product implementations experienced in the first nine months of the year. The major components of the decreases in absolute dollars and as a percentage of product and license fees revenues were decreased hardware costs of approximately $3.8 million and decreased costs of approximately $0.7 million associated with excess or obsolete inventory. We utilized inventory previously identified as excess, which reduced our reserve for excess inventory by $0.4 million, compared to an increase to the reserve for excess inventory of approximately $0.4 million in the nine months ended September 30, 2002. We also had absorption of $0.6 million of labor and overhead expenses to inventory.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training and warranty and non-warranty services activities. Cost of services was $3.7 million, or 47.0% of services revenues, in the three months ended September 30, 2003, and $3.0 million, or 45.7% of services revenues, in the three months ended September 30, 2002. Cost of services was $11.2 million, or 48.4% of services revenues, in the nine months ended September 30, 2003, and $9.5 million, or 47.2% of services revenues, in the nine months ended September 30, 2002. For both the three- and nine-month periods ended September 30, 2003 compared to the same periods of the prior year, the increase in absolute dollars is attributable to increased efforts to support a larger installed base of products and increased expenses related to customer support and systems engineering. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support, training and warranty and non-warranty service activities during a specific period. We expect these fluctuations to continue into the foreseeable future.

Operating Expenses

Research and development expenses. Research and development expenses consist primarily of personnel expenses and contract labor, travel and facilities expenses incurred by our research and development organization. Our research and development efforts include expenditures relating to new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies. These expenses were $7.4 million in the three months ended September 30, 2003 and $7.0 million in the three months ended September 30, 2002. Research and development expenses as a percentage of total revenues were 28.5% in the three months ended September 30, 2003 and 30.3% in the three months ended September 30, 2002. As a percentage of total revenues, research and development expenses decreased primarily due to the increase in total revenues.

In the nine months ended September 30, 2003, research and development expenses decreased to $22.4 million from $22.8 million for the comparable prior-year period. Research and development expenses as a percentage of total revenues were 29.2% for the nine months ended September 30, 2003 and 29.6% for the nine months ended September 30, 2002. The decrease in absolute dollars was attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, which was approximately $0.3 million lower in the nine months ended September 30, 2003 compared to the same period in the prior year, partially offset by increases in various other expense categories. The average headcount of our research and development organization was 245 in the nine months ended September 30, 2003 compared to 268 in the nine months ended September 30, 2002. We do not currently expect to decrease our research and development headcount from our current staffing level. Overall, we anticipate that spending on research and development in terms of absolute dollars will be flat or increase slightly in the last quarter of 2003.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses. These expenses increased to $3.9 million in the three months ended September 30, 2003 from $3.6 million in the three months ended September 30, 2002. Sales and marketing expenses as a percentage of total revenues were 14.9% in the three months ended September 30, 2003 and 15.7% in the three months ended September 30, 2002. The increase in absolute dollars was primarily attributable to increased expenses related to tradeshows and other promotional activities.

Sales and marketing expenses decreased to $11.0 million in the nine months ended September 30, 2003 from $12.5 million for the nine months ended September 30, 2002. Sales and marketing expenses as a percentage of total revenues were 14.4% for the nine months ended September 30, 2003, and 16.3% for the nine months ended September 30, 2002. The decreases in absolute dollars and as a percentage of total revenues were attributable to decreased average headcount dedicated to sales and marketing activities and cost reduction efforts primarily related to travel, which decreased approximately $0.2 million. The average headcount of our sales and marketing organization was 67 in the nine months ended September 30, 2003, compared to 77 in the nine months ended September 30, 2002. In the current quarter, we increased sales and marketing headcount slightly and we currently expect to continue to increase our sales and marketing headcount over the next several quarters. We anticipate that sales and marketing expenses will increase slightly in the last quarter of the year, and that going forward spending on sales and marketing may fluctuate quarter to quarter due to seasonal spending on tradeshows, other promotional activities and the level of direct sales commissions.

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and legal and professional expenses of our finance, legal and executive departments. These expenses were $2.5 million in the three months ended September 30, 2003 and $1.8 million the three months ended September 30, 2002. General and administrative expenses as a percentage of total revenues were 9.4% in the three months ended September 30, 2003 and 7.9% in the three months ended September 30, 2002. The increases in absolute dollars and as a percentage of total revenues were primarily attributable to increased accounting, legal and professional fees of approximately $0.4 million of which approximately $0.3 million related to a secondary public stock offering completed in October 2003.

General and administrative expenses increased to $6.9 million in the nine months ended September 30, 2003 from $6.0 million in the nine months ended September 30, 2002. General and administrative expenses as a percentage of total revenues were 9.0% for the nine months ended September 30, 2003 and 7.8% for the nine months ended September 30, 2002. The increases in absolute dollars and as a percentage of total revenues were attributable to increased accounting, legal and professional fees of approximately $0.6 million primarily related to our repurchase of restricted common stock in January 2003 and a secondary public stock offering completed in October 2003. We expect that general and administrative expenses will remain flat or will slightly decrease in the last quarter of 2003.

Restructuring. We recorded a restructuring charge for the three months ended September 30, 2002 of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company. The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million. At September 30, 2003, the balance of these costs that remained to be paid was less than $0.1 million.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents partially offset by foreign translation adjustments and losses on the disposal of assets. Other income was $0.2 million in the three months ended September 30, 2003, compared to $0.6 million in the three months ended September 30, 2002. The decrease was primarily attributable to the overall decrease in interest rates received on our investments, lower average cash balances resulting from our repurchase of restricted common stock in January 2003 and foreign translation adjustments. In the three months ended September 30, 2003, we recognized a return on our average cash balance of 0.7% per annum compared to 1.6% per annum in the same prior-year period. In the three months ended September 30, 2003, we recorded a foreign translation loss of $0.1 million compared to a foreign translation gain of $0.4 million in the same prior-year period. Foreign translation gains or losses primarily arise from translation adjustments for our international operations, including the United Kingdom and German sales and support organizations and, to a lesser extent, to the small percentage of business denominated in non-U.S. currencies. Currently, we do not engage in hedging activities for our international operations or our non-US dollar business.

Other income was $0.8 million in the nine months ended September 30, 2003, compared to $2.2 million in the nine months ended September 30, 2002. The decrease was primarily attributable to the overall decrease in interest rates received on our investments, lower average cash balances resulting from our repurchase of restricted common stock in January 2003, and foreign translation adjustments. In the nine months ended September 30, 2003, we recognized a return on our average cash balance of 0.6% per annum compared to 1.2% per annum in the same prior-year period. In the nine months ended September 30, 2003, we recorded a foreign translation loss of $0.2 million compared to a foreign translation gain of $0.2 million in the same prior-year period.

Provision for Income Taxes

We recorded an income tax expense of $1.2 million for the three months ended September 30, 2003 compared to $0.3 million for the three months ended September 30, 2002. Our effective tax rates for these periods were 30.0% for the three months ended September 30, 2003 and 25.0% for the three months ended September 30, 2002. We recorded an income tax expense of $3.6 million for the nine months ended September 30, 2003 compared to $2.1 million for the nine months ended September 30, 2002. Our effective tax rates for these periods were 30.3% for the nine months ended September 30, 2003 and 30.0% for the nine months ended September 30, 2002. Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate. Our effective tax rate differs from the U.S. statutory rate primarily due to the extra-territorial income tax benefit and utilization of the research and development tax credit. For 2003, we currently anticipate our effective tax rate to be approximately 30.3%.

Our financial statements reflect net deferred tax assets of $0.8 million as of September 30, 2003, comprised of credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Liquidity and Capital Resources

Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent during our initial years of operations, through bank borrowings. Our working capital decreased approximately 12% to $161.2 million at September 30, 2003 from $182.5 million at December 31, 2002. We had $168.7 million in cash and cash equivalents at September 30, 2003, a decrease of $20.3 million from $189.1 million in cash and cash equivalents at December 31, 2002. The decreases in cash and working capital are primarily attributable to our funding of a privately-negotiated transaction that closed on January 21, 2003, under which we repurchased 8,969,984 restricted shares of common stock from Mark Weinzierl, one of our founders, for an aggregate cash purchase price of approximately $35.4 million.

Net cash provided by operating activities decreased approximately 7% to $15.6 million for the nine months ended September 30, 2003 from $16.8 million during the same period in 2002. The decrease in net cash provided by operating activities was primarily attributable to changes in amounts of unbilled receivables, inventories, accounts payable, other assets, accounts payable, accrued compensation and other accrued liabilities.

Net cash used in investing activities increased 88% to $2.9 million for the nine months ended September 30, 2003 from $1.6 million during the same period in 2002. Net cash used in investing activities for both periods related to purchases of property and equipment. In the last quarter of 2003, we anticipate that cash used in investing activities will increase slightly from cash used in investing activities in prior quarters.

Net cash used in financing activities was $33.0 million in the nine months ended September 30, 2003, compared to net cash provided by financing activities of $1.6 million in the nine months ended September

30, 2002. In the nine months ended September 30, 2003, we used approximately $35.4 million to repurchase 8,969,984 restricted shares of common stock in a privately-negotiated transaction. Net cash provided by financing activities in both periods resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.

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

At September 30, 2003, we had no long-term debt or material commitments for capital expenditures. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

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

Revenue Recognition

General. We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our GeoProbe, Orion and Beamer products contain multiple billing milestones, such as contract award, shipment, installation and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred. Revenues from our Diagnostics products are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment. For these products, we typically have no significant obligations subsequent to shipment. If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied. All shipping costs are included in cost of revenues in our consolidated statements of income.

Multiple-element arrangements. Contracts for our GeoProbe, Orion and Beamer products are typically multiple element arrangements, which means they involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service period. Post-contract support included in the initial licensing fee are allocated from the total contract amount based on the fair value of these services determined using VSOE. Revenues from other services, such as training, are recognized when the services have been completed. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement are delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

Trade Accounts Receivable and Allowance for Doubtful Accounts

A large portion of our revenues and accounts receivable are attributable to our carrier customers in the communications industry and, to a lesser extent, to our equipment manufacturer customers who supply equipment into the communications industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are usually unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay and the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze the customer’s payment history, if any, financial statements or other information provided by the customer, or third-party credit analysis reports or other publicly-available information. In cases where the evidence suggests a customer may not be able to satisfy its obligations to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue. Given that most of our customers are large public companies with substantial resources, we have not historically experienced significant losses on uncollectible accounts and our allowance has been less than 5% of recorded receivables. If the current downturn in the communications industry continues, the financial condition of our customers could deteriorate and they may not be able to meet their financial obligations to us. If this were to occur, the net value realized from our receivables may be materially different from the net balance recorded on our balance sheet.

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

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors. When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that is determined not to be realizable. As of September 30, 2003 and December 31, 2002, a valuation for deferred tax assets was not deemed necessary. If the facts or financial results on which our estimates are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate. We are currently not aware of any issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations. However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Risk Factors

You should carefully consider the risks described below before making an investment decision regarding our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations. This document is qualified in its entirety by these risk factors.

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

Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. As a result, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. The factors that could affect our quarterly financial results include:

•	the size, timing, pricing structure and other terms of specific orders by our customers;

•	the timing of the delivery to and the installation and acceptance of our products by our customers;

•	the timing of our development and introduction of new products or applications;

•	the relative mix of product and license fees and services fees included in our revenues;

•	the relative mix of hardware- and software-related revenues in our total revenues;

•	the relative percentages of products sold through our direct and indirect sales channels;

•	the timing of and level of our investments in research and development activities, and the timing of and magnitude of our sales and marketing and general and administrative expenses;

•	changes in, and our ability to implement, our strategy; and

•	other risks described below.

A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if revenues are below expectations, our financial results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions, individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been harmed by a softening economy, and we would be further harmed by a continued decline in the economic prospects of our customers or the economy in general. This harm would be exacerbated by a decline in the economic prospects of our current and prospective customers in Europe, as revenues from this region have historically represented the majority of our total revenues. In many cases, these adverse economic conditions have altered current and prospective customers’ capital spending priorities or budget cycles, which have extended our sales cycle. These adverse effects could continue and could impact our customers’ ability to meet their financial obligations to us. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. For example, customer budgetary constraints have contributed to downward sales price pressure on some of our products and on renewals of product support agreements for our GeoProbe and Orion products, which has adversely affected our revenues. In addition, our financial results historically have been influenced by seasonal fluctuations, with orders and revenues tending to be strongest in the fourth quarter of each year and orders and revenues in our first quarter tending to be lower than the levels achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers.

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

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by communications carriers and equipment manufacturers, and some industry analysts project further spending reductions in future periods. In some cases, the continued viability of some carriers and equipment manufacturers is in question. Our business, financial condition and results of operations could be materially harmed in the event that conditions continue to worsen in our industry or in the event that there are consolidations of our current customers, which could result in the displacement of our products by a competitor’s products preferred by the other party to the consolidation, or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of uncollectible accounts receivable. Additionally, slowdowns in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

Our financial results could be materially harmed if demand for our new products is less than we anticipate or the performance of our products falls below the levels required by our customers.

A key component of our strategy is the ability to successfully develop, introduce and market new Unified Assurance and Diagnostics products and applications. Although we have obtained feedback from our customers and potential customers regarding our development and product strategy, we have made certain assumptions as to the needs of our customers and the features, functionality and performance expected by them. Our current or prospective customers may not order these new products and applications.

Also, purchase decisions regarding our new Orion and Beamer products and applications may be made by individuals within organizations with which we have no significant existing relationships, such as customer service or sales and marketing departments. We may not be successful in developing the relationships necessary to sell our Orion and Beamer products and applications.

Our revenues are highly concentrated among a small number of customers.

A large percentage of our revenues are typically derived from a small number of customers, and we expect this trend to continue. For example, in the nine months ended September 30, 2003, approximately 72% of our revenues were derived from the ten largest customers in the period, with one international customer accounting for approximately 22%. Additionally, British Telecom and Deutsche Telekom, on a combined basis, accounted for approximately 31% of total revenues in the nine months ended September 30, 2003. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant repeat customers frequently account for a significant portion of our revenues in a given period. If we lose one of our significant repeat customers, our financial results could be harmed. Additionally, if one or more of these significant repeat customers experiences adverse conditions in its industry or operations, including the continued impact of the current economic downturn and reductions in communications spending, these customers may not be able to meet their ongoing financial obligations to us or purchase additional products.

Changes or delays in the implementation or customer acceptance of our products could harm our financial results.

Revenues for our Unified Assurance Solution products, which accounted for the majority of our total revenues in the nine months ended September 30, 2003, are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time due to site-readiness delays, the often comprehensive processes for testing and acceptance required by certain of our customers, insufficient personnel on the part of us or our customers to complete a project, the lengthening of implementation schedules due to the introduction of new features or applications, or other issues. Because a significant portion of our revenues on a quarterly basis is derived from a small number of customer projects, product installation delays could materially harm our financial results for a particular period. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, we generally do not recognize revenue until acceptance is achieved. For new products, we typically recognize revenue initially upon acceptance. As a result, in cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for a failure to meet contractually agreed upon milestones or deadlines.

The sales cycle for our products is long, which could harm our quarterly financial results.

Sales of our Unified Assurance Solution products, which since 1998 have accounted for the majority of our total revenues, are made predominantly to large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer’s organization and final approval by an executive officer or other senior-level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our products is long, historically ranging from six to 18 months for our Unified Assurance Solution (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our Diagnostics products. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm our financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

Competition is intense, may intensify and could result in increased downward pricing pressure, further reduced margins and the loss of market share.

Competition for all of our products is intense, is expected to continue and in some cases may intensify. We compete principally with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. We compete to a lesser extent with systems developed internally by current and prospective customers. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could result in increased downward pricing pressure, further reduced margins and the loss of market share. We continue to experience pressure on sales prices for our GeoProbe and Orion products, especially for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers.

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

The introduction by others of products involving superior technologies or the evolution of alternative technologies or new industry protocol standards could render our existing products, as well as products currently under development, obsolete and unsalable. We believe that our future success will depend in part upon our ability, on a timely and cost-effective basis, to continue to:

•	develop and introduce new products or applications for the communications market;

•	enhance our Unified Assurance Solution and Diagnostics products;

•	keep pace with evolving industry protocol standards, next-generation technologies and changing customer needs; and

•	achieve broad market acceptance for our products.

We cannot assure you that we will achieve these objectives.

Over the long term, we expect carrier spending for traditional networks to decrease from current levels, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards. We may not successfully develop additional competitive products for these emerging technologies and standards.

Products as complex as those currently under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of qualified technical personnel to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Even if such potential new products are developed and introduced, we cannot assure you that they will achieve any significant degree of market acceptance. In addition, our products are implemented with our purpose-specific hardware platform and certain third-party hardware. We cannot assure you that we will be able to design and manufacture, or procure from third parties, the hardware necessary to successfully implement our new products and applications.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total revenues, and international revenues as a percentage of total revenues have increased in recent quarters. We expect revenues from international markets to continue to represent the majority of our total revenues for the foreseeable future. International business activities involve certain risks, including:

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

We could experience delays or reductions in product shipments or increases in product costs if we are unable to obtain sufficient key components as required or to develop alternative sources if and as required in the future. Currently, our products utilize certain components that are available from only one or a limited number of suppliers. While alternative suppliers have been identified for a variety of key components, those alternative sources have not been qualified or activated by us. Our qualification process could be lengthy, and we cannot assure you that additional sources would become available to us on a timely basis, or if such sources were to become available, that the components would be comparable in price and quality to our current components. We generally do not execute long-term supply agreements with our suppliers and, in the case of many components, make our purchases with purchase orders on an “as-needed basis.” Some of the components our products utilize require long order lead-times, in certain cases up to nine months. Other components that currently are readily available may become difficult to obtain in the future. Our failure to order sufficient quantities of these components in advance of product delivery deadlines could prevent us from adequately responding to unanticipated increases in customer orders. In the past, we have experienced delays in the receipt of a variety of our key components, which have resulted in delays in product deliveries. In addition, the cost of various key components of our products has fluctuated significantly in the past based on supply and demand factors. Significant changes in supply and demand characteristics in the future could cause the cost of various components to increase, which could adversely impact our product costs.

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

We rely upon software that we license from Oracle Corporation, Cognos Incorporated and other third parties, including software that is integrated with our internally-developed software and used in our products to perform key functions. In certain cases, we are unable to obtain long-term pricing commitments for this software. The inability to maintain any software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into our products. Additionally, the presence of defects or errors in this software could result in claims against us or damage to our reputation and business, recourse for which might not be available against the related licensors.

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

The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. We have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. As the number of competitive products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. Questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. Patent holders may initiate legal proceedings in the future against us, and if any proceedings are initiated, we may not be successful in defending ourselves. Any claim or proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such claim made or proceeding initiated against us. Any such royalty or license agreements may not be available on terms acceptable to us, if at all.

Our limited ability or failure to protect our intellectual property may materially harm our ability to compete.

Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations. We may not be successful in protecting our proprietary technology or our proprietary rights may not provide us a meaningful competitive advantage.

We may face potential liability for product defects.

Products as complex as ours may contain undetected defects or errors, especially when first introduced or as enhancements are released, that, despite our testing, are not discovered until after a product has been installed and used by customers. Defects or errors could result in delayed market acceptance of the product, claims against us or damage to our reputation and business. We generally include provisions in our agreements with customers that are intended to limit our exposure to potential liability for damages arising out of defects or errors in our products. However, the nature and extent of these limitations vary from agreement to agreement, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or current or future laws enacted in one or more of the jurisdictions in which we do business. Although we have not experienced any product liability suits to date, the sale and support of our products entail the risk of these claims. We carry insurance that mitigates our risk associated with certain product liability claims, but the policy is subject to coverage limits, various exceptions and options to cancel prior to term and may not be sufficient to cover all claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management attention and resources, and damage to our business reputation and our ability to retain existing customers or attract new customers.

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

Our two largest stockholders own approximately 40% of our common stock, which gives them substantial control over the management and affairs of our company and could delay or prevent a change of control.

As of October 17, 2003, two of our founders, Samuel S. Simonian, chairman of our board, and Elie S. Akilian, our president and chief executive officer and a director, collectively beneficially owned approximately 40% of the outstanding shares of our common stock. Consequently, if these individuals were to act together, they could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They also effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, as two of the five members of our board of directors, Messrs. Simonian and Akilian have significant influence in directing the actions taken by our board.

We have previously adopted anti-takeover defenses that could delay or prevent an acquisition of our company.

Our certificate of incorporation and bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. For example, we have a classified board of directors with staggered, three-year terms, our stockholders are unable to take action by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings, and our board of directors is empowered to issue blank-check preferred stock without any need to obtain stockholder approval.

Volatility in our stock price could result in claims against us.

The market price of our common stock has been, and is likely to continue to be, highly volatile. In the periods listed below, the market price of our common stock has ranged as follows:

2003	High	Low
Third Quarter	$16.00	$9.76
Second Quarter	10.50	5.87
First Quarter	8.25	5.78

2002
Fourth Quarter	$6.98	$4.15
Third Quarter	6.68	4.00
Second Quarter	10.30	5.71
First Quarter	11.05	7.91

Our stock price may be significantly affected by factors such as:

•	variations in our results of operations;

•	changes in our business strategy;

•	future sales of our common stock, particularly by institutional investors with large holdings and by our founders;

•	the announcement of technological innovations or new products by us, our competitors or others;

•	market analysts’ estimates of our performance, our customers’ or competitors’ performance or the performance of the communications industry in general;

•	the financial and other announcements made by us, our competitors or customers;

•	general market and economic conditions; and

•	equity market conditions and industry-specific equity market trends.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. Prior to 2002, less than 1% of total revenues had been denominated in currencies other than the U.S. dollar. In 2002, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro. In the nine months ended September 30, 2003, approximately 1% of total revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Currently, we do not engage in hedging activities for our non-US dollar business.

Our international subsidiaries operate in currencies other than the U.S. dollar, which results in translation gains and losses; however, the U.S. dollar is the functional currency of all our subsidiaries. Currently, we do not engage in hedging activities for our international operations.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of September 30, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls over financial reporting. There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock. As of September 30, 2003, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amended and Restated Registration Rights Agreement dated September 30, 2003 by and among the registrant, Samuel S. Simonian and Elie S. Akilian

31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the three months ended September 30, 2003 we filed a Current Report on Form 8-K on September 18, 2003. The report included information reported under Item 5—Other events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.

By:	/s/ Jeffrey A. Kupp
Jeffrey A. Kupp
Vice President and Chief Financial Officer
(Principal accounting and financial officer)

Date: October 21, 2003

INET TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Registration Rights Agreement dated September 30, 2003 by and among the registrant, Samuel S. Simonian and Elie S. Akilian

31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.