Form 10-K
period 2003-12-31
INET TECHNOLOGIES INC
filed 2004-01-30
CIK 1065351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was $229,469,605.

The number of shares of common stock outstanding of the registrant on January 27, 2004 was 38,945,477.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts II and III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2004 Annual Meeting of Stockholders.

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

•                  we could be materially harmed in the event of a general economic slowdown, decreased spending by communications carriers and equipment manufacturers or consolidations or bankruptcies involving our current or prospective customers;

•                  we could be materially harmed if demand for our products is less than we anticipate;

•                  we could be materially harmed if the market for current- and next-generation network products and applications fails to develop as we currently anticipate;

•                  we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•                  other risks indicated in Item 7 below under the caption “Risk Factors.”

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

Using our Unified Assurance Solution, which includes the GeoProbeTM, OrionTM and BeamerTM products, communications carriers are able to simultaneously manage their voice and data services at the network, service and customer layers to detect network and service problems in real time, enabling proactive identification of specific customers or subscriber groups impacted by network or service issues. These products capture actual network traffic and then process, correlate and analyze the traffic data to create and display customer experience information, service quality metrics and a network-wide view. This information empowers a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers or select subscriber groups. These products also alert the carrier to network problems, such as congestion, misrouted calls due to equipment errors and service degradation, so that action can be taken to quickly resolve issues, often before its customers are impacted and significant revenue is lost. Our Diagnostics products include the Spectra2TM, SpectraTM and Spectra Trunk TesterTM, which assist equipment manufacturers and communications carriers in quickly and cost-effectively designing, deploying and maintaining current- and next-generation networks and network elements.

We were founded in 1989, and during the early years of our operations we focused primarily on developing and selling diagnostics tools for a predecessor to the Signaling System 7 (SS7) signaling protocol. Our initial Diagnostics product, Spectra, was first introduced in December 1990. As the telecommunications industry increasingly adopted SS7, we shifted our focus to developing and deploying SS7-based products as well as broadening our portfolio of products and applications. In 1993, we began developing a monitoring and surveillance product for SS7 signaling networks, culminating in the introduction of our network assurance product, GeoProbe, in late 1995. Since the introduction of GeoProbe, we have continued to add capabilities and applications, including a suite of revenue assurance applications that was introduced beginning in late 1999, which was formerly marketed as part of our IT:sevenTM business intelligence applications. In February 2003, we introduced Orion, our service assurance product, and Beamer, our customer assurance product. Concurrent with the introduction of our Orion and Beamer products, we began to market most of our revenue assurance applications as part of our GeoProbe and Orion product offerings. In recent years, we have enhanced our products to enable them to address new and emerging communications technologies, such as next-generation wireless and voice-over-packet. In 2003, we introduced our initial network assurance products to address General Packet Radio Service (GPRS) mobile data networks and voice-over-packet networks.  In May 2003, we introduced Spectra2 version 3.0, our next-generation voice-over-packet test tool.

Historically, we have generated substantially all of our product and license fees revenues from sales of our GeoProbe and Spectra products.  Revenues attributable to GeoProbe have represented a majority of our total product and license fees revenues since 1998.  We expect revenues from our Unified Assurance products will represent a majority of our product and license fees revenues for the foreseeable future.  Carriers can purchase our products individually or as the complete Unified Assurance Solution, although most purchases typically include our network assurance product, GeoProbe.  Our services revenues have been derived from services relating to our products, including training, warranty and product support.  The majority of our services revenues consist of warranty and product support services relating to our Unified Assurance products.

Our target customers include current- and next-generation tier-one mobile and fixed-line carriers as well as communications equipment manufacturers throughout Europe, North America and select countries in the Asia/Pacific region. A partial list of our carrier customers includes Alltel, AT&T, British Telecom, Deutsche Telekom, Global Crossing, KT Freetel, MCI, O2, Orange Communications, PTK Centertel, Qwest Communications, Sprint, Swisscom Fixnet, Telstra, T-Mobile USA and Vodafone.  A partial list of our equipment manufacturer customers includes Alcatel, Cisco, Hewlett-Packard, Lucent, Motorola and Nortel.

As of December 31, 2003, we had sold our products to approximately 670 customers in approximately 68 countries. Sales to customers in international markets accounted for approximately 73% of total revenues in 2003, approximately 72% of total revenues in 2002 and approximately 62% of total revenues in 2001. Sales to customers in the United Kingdom accounted for approximately 30% of total revenues in 2003, approximately 27% of total revenues in 2002 and approximately 19% of total revenues in 2001. Sales to customers in Germany accounted for approximately 12% of total revenues in 2003, approximately 11% of total revenues in 2002 and approximately 14% of total revenues in 2001. No other individual foreign country accounted for 10% or more of total revenues in 2003, 2002 or 2001.

Industry Background

The Communications Industry

Deregulation of the communications industry increased the competitive landscape by allowing the emergence of more competitive communications carriers. The increased competition created by deregulation put pressure on all communications carriers to differentiate themselves from competitors. Differentiation was initially achieved by providing advanced, value-added services and features (such as toll-free “800” numbers, caller ID, three-way calling, voice messaging and Internet access) at compelling prices with competitive subsidies while delivering a high level of quality of service to customers. The result was an increase in the number of communications service providers and options available to consumers.

Over the past decade, mobile communications and related technologies have been developed to enable mobile communications services to become available at reasonable prices, although initially at questionable quality levels. Mobile communications carriers have invested heavily in infrastructure and have spent significant sums in acquiring and retaining subscribers to build market share. With the introduction of next-generation wireless data technologies, such as GPRS and Universal Mobile Telecommunications System (UMTS), many mobile operators are in the process of deploying new networks to support the growing demand by consumers for mobile data services.  Because of the increasing demand for mobile data services – and the importance of delivering these services at high levels of quality – mobile carriers are seeking performance management products to facilitate the management of these new data networks.  Mobile carriers deploying GPRS networks are faced with the challenge of managing multiple technologies – one technology for the existing voice network and another technology for the new GPRS mobile data network.  The challenge of managing multiple technologies is compounded due to the inherent complexity of mobile networks, compared to legacy fixed-line networks, which is driven by the greater volume of signaling messages due to roaming, mobility, Short Message Service (SMS) text messages, customer authentication and wireless transactions, in addition to basic call setup. Because of this complexity and the growth of mobile data networks, mobile carriers are looking for ways to simplify network management while concurrently moving towards more proactive performance management of the services they deliver to customers and the overall customer experience.

A number of fixed-line carriers have recently started to design and deploy voice-over-packet networks in an effort to reduce operating expenses and capital expenditures and simplify network management through the deployment of one network infrastructure to accommodate both voice and data traffic.  In some instances, certain tariffs can be avoided by routing voice calls over the public Internet or carrier Internet Protocol-based (IP) networks, which may also lower operating expenses.  In addition to being a cost saving strategy, voice-over-packet networks provide operators with a revenue generating strategy for specific user groups.  For example, an operator might target corporate enterprise accounts with services such as virtual private networks (VPNs), which can include hosted telephony services, such as IP Centrex, an outsourced solution under which a number of IP telephony solutions aimed at the needs of business users are delivered.  To a lesser extent, carriers are beginning to offer IP services to residential users as well.  The rate of adoption of voice-over-packet technologies varies significantly by geographic region, with most near-term deployments expected to occur in North America.

Over the past few years, the communications industry has experienced depressed economic conditions with certain communications service providers facing challenging financial conditions. These factors have contributed to increased consolidation within the industry and have forced many carriers to focus on survival.  Today, communications service providers are still faced with a challenging environment.  Most carriers offer similar suites of services, sell them for similar prices and, as a result, are seeking differentiation in the marketplace. One of the few strategic differentiators—and one that carriers can control—is the quality of service provided to its customers. To remain competitive, carriers must provide a high level of service quality and reliability.  To help them achieve this objective, carriers are now focused on implementing performance management solutions that enable them to not only monitor and manage but also to improve service quality for subscribers and key subscriber groups.  In addition, the adoption of regulatory requirements enabling mobile number portability, which removed a key barrier to switching service providers, has increased carriers’ sensitivity to quality levels being provided to customers.  The ability to provide and ensure high-performing services to customers is a key to minimizing customer turnover, or churn, in a carrier’s customer base.   In addition to an increased emphasis on quality of service delivered, carriers continue to look for ways to reduce network operating costs and capital expenditures, as well as identify new revenue opportunities by better utilizing existing network infrastructure or offering value-added services, such as data services, to subscribers.

Signaling and the Need for a Unified Approach to Network, Service and Customer Assurance

A communications network must not only convey information between points, it must also determine the best routes for connections, control the allocation of resources used to transfer the information and keep transaction records for billing and measurement purposes. A communications session involves two types of information: the session content (voice, computer data or video) and information about the session (such as the identities of the party initiating the session and the destination party) that is required to establish a connection and manage and bill for the session. This information about the session is generally referred to as signaling, or the “command and control” of the network.

Even a relatively simple communications session requires a sophisticated series of signaling-related transactions. Mobile data, the mobility of subscribers, SMS and other advanced services increase the number of signaling messages required for each session, which in turn tends to increase the number of network elements, the complexity of the elements and the signaling interfaces required in the network. As carriers roll out new services and technologies, network complexity increases, which makes performance management more of a challenge.

Proactive performance management and the ability to manage multiple network technologies are necessary for a carrier to achieve a holistic view of its networks. If network problems are not detected on a timely basis, they can result in service and network downtime, which will result in a negative experience for customers. The challenge with many performance management systems today is the absence of transparency or linkage between actual network problems and the services and customers being impacted by the problems. We believe that for a carrier to truly manage its business strategically, it must have the ability to link activity among the network, service and customer layers.

Using a unified approach to performance management, once a problem is detected at the network level, operations engineers can determine what services are being impacted by the problem and, more specifically, which customers or subscriber groups are experiencing service degradation as a result of the problem. Alternatively, if a customer service representative notices that a specific subscriber group is experiencing quality problems, the troubleshooting process can be expedited by determining the specific services or network elements causing the problem. Once the root cause of the problem is determined, operations personnel can prioritize their efforts to focus on resolving the issues that will positively impact the most important customers experiencing service degradation. We believe that providing a unified view of information across multiple networks and technologies—and linking that information from a network, service and customer perspective—is critical for a carrier to successfully manage the quality of service delivered to its highest-value customers.

The Inet Strategy

Our mission is to be a leading provider of communications software products and applications for current- and next-generation communications carriers and equipment manufacturers worldwide. Key elements of our strategy to achieve this objective include:

Continuing to Strive for the Highest Level of Customer Satisfaction.  Since our inception in 1989, customer satisfaction has been one of our primary goals. Our customers include some of the largest communications carriers and equipment manufacturers in the world, and we view our customer base as one of our greatest assets. Based on experience with our existing customers, we believe that achieving early widespread deployment of our products in a particular carrier’s network and achieving high levels of customer satisfaction provide significant ongoing opportunities for sales of new and expansion systems, additional applications and other new offerings.  Our repeat customers generated in excess of 80% of our revenues in recent quarters.

Developing Products and Applications for the Current- and Next-Generation Mobile Data and Voice-Over-Packet Markets. Historically, demand for our products has been driven by the deregulation of communications markets worldwide and growth in fixed-line networks. Today, most of the large fixed-line and mobile carriers employ basic network management systems, such as our GeoProbe product.  We believe mobile providers are focused on implementing GPRS and UMTS technologies, rolling out services on these new technologies and implementing performance management capabilities to proactively manage these new technologies and related services.  We believe that this focus on performance management will be necessary for communications carriers to maintain or build market share in the extremely competitive environment for mobile services.  We believe that this need and the challenges of managing multiple technologies will generate demand for the products we offer. We also believe large fixed-line carriers are pursuing voice-over-packet technologies and either are or will be rolling out services based on these technologies, which will drive the need for performance management capabilities.  When deploying a new technology, most carriers typically do not have the need for a performance management system until networks are deployed and supporting a certain level of subscribers and related traffic.  We therefore believe the adoption of these next-generation mobile data and voice-over-packet technologies will also create longer-term opportunities for us.  As a result of these factors, the majority of our sales and marketing and product development efforts are targeted towards the mobile data and voice-over-packet markets.

Focusing on Sales to Tier-One Communications Carriers and Equipment Manufacturers in Key Geographic Regions.  We are pursuing business throughout the world in markets that we believe offer the most significant and profitable growth opportunities. We have made the decision to focus our direct sales and marketing efforts in Europe, North America and select countries in the Asia/Pacific region with the majority of our efforts targeted toward the current- and next-generation tier-one mobile and fixed-line communications carriers and equipment manufacturers. Although the percentage of our revenues attributable to international markets was approximately 73% in 2003, approximately 72% in 2002 and approximately 62% in 2001, and revenues attributable to international markets are expected to remain a majority of our total revenues for the foreseeable future, we believe that our expanded product portfolio and the opportunities associated with the deployment of new networks and technologies should enable us to increase our penetration rate in North America. We intend to expand our global market share by cultivating our relationships with existing customers, targeting large mobile and fixed-line carriers that are not currently customers and adding resellers in certain markets. Our focus on tier-one carriers is fueled by two primary factors. First, the capability of our products to scale to support the world’s largest communications networks and the wide range of applications we offer provide us with a strong competitive position. Second, we believe the tier-one carriers will survive and emerge from the current slowdown aiming to streamline and optimize their operations, will seek performance management solutions for the new technologies and services they are deploying, and will be willing to commit the substantial resources required to purchase and maintain sophisticated systems and applications such as the ones we offer.

Investing in Research and Development to Provide Technological Leadership and to Broaden Our Product Portfolio.  Much of our success to date has been driven by our ability to develop new products and applications to sell to communications carriers and equipment manufacturers. We believe that we have gained significant expertise in communications technologies and related signaling protocols in the course of the design, development and implementation of our current product offerings and through our work with our existing customer base. We intend to leverage this core competency and continue to invest in the strategic area of research and development and to facilitate differentiation through the performance, features and scalability of our products as well as the breadth and depth of our product portfolio. We believe that continued research and development investments—for both new product development and enhancements to our current offerings—will help us maintain or strengthen our position as a technological leader in our chosen markets. We also believe that the addition of new products and applications to our existing product portfolio will facilitate our ability to acquire new customers and further penetrate our existing customer base. Therefore, we plan to continue to invest in next-generation communications technologies such as GPRS, UMTS and voice-over-packet.

Managing Our Business for Profitability.    Since our inception, we have managed our business for profitability. We believe continued profitability is critical to maintain our high level of investment in new product development, provide a positive future for our employees and create value for our stockholders. Over the past several years as the economy weakened and demand for our products slowed, we took actions to align our cost structure with the reduced level of business. As a result of these actions, we continued to be profitable despite a challenging market environment. We intend to continue to aggressively manage and monitor our cost structure, in light of ongoing business trends.

Inet’s Product Offerings

We provide communications software products that enable communications carriers to more strategically and profitably operate their businesses. Our product areas include the following:

Unified Assurance Solution

We have been delivering network management systems to communications carriers since 1995. We believe the industry landscape has changed and new trends have emerged in recent years.  Carriers that were once focused on the rapid acquisition of customers at any cost and expansion of their networks have shifted their efforts to reducing operating and capital expenditures, streamlining operational support systems and focusing on the service delivered to high-value customers to minimize churn and maximize revenues and profitability. In addition, carriers have been investing in next-generation technologies and related services and are seeking performance management solutions for these new technologies and services.  Because of this fundamental change in carriers’ business needs, our product strategy has evolved and we have broadened our product portfolio.

In early 2003, we introduced our Unified Assurance Solution, which is a proactive performance management solution addressing various technologies (GPRS, UMTS, voice-over-packet, SS7), networks (voice and data) and services (network services and subscriber services).  By using our Unified Assurance products, carriers are able to proactively manage network services addressing subscriber connectivity issues as well as the commercial services that subscribers pay for.  Our Unified Assurance Solution has the ability to capture the actual experience of all subscribers and select subscriber groups using these services.  There are three components of our Unified Assurance Solution:

•                  Network Assurance.  Our principle product that addresses network assurance is GeoProbe. GeoProbe allows communications carriers to proactively monitor, manage and diagnose the overall health of voice and data networks across multiple technologies based on performance metrics and real-time call tracing and alarming tools. In addition to accelerating problem detection and resolution, network engineers are empowered to make informed capacity planning and traffic management decisions.

•                  Service Assurance.  Our product that addresses service assurance is Orion. Orion provides carriers with end-to-end performance of subscriber services in the form of key performance indicators for all subscriber transactions.  For mobile data networks, Orion proactively manages subscriber services and offers automated and guided troubleshooting for these services.  In addition, we offer two voice service assurance applications, one of which addresses interconnection management and another that addresses customer mobility issues for mobile carriers.

•                  Customer Assurance.  Our product that addresses customer assurance is Beamer. Beamer provides visibility into the actual quality of service levels experienced by a carrier’s highest-value customers or select subscriber groups and an actionable path to problem resolution.

Using our Unified Assurance Solution, communications carriers are able to simultaneously manage their voice and data services at the network, service and customer layers to detect network and service problems in real time, enabling proactive identification of customers impacted by network or service issues. These products capture actual network traffic and then process, correlate and analyze the traffic data to create and display customer experience information, service quality metrics and a network-wide view, to empower a carrier’s customer service, sales, marketing and network operations organizations to proactively manage the quality of service delivered to its most valuable customers.

The key benefits of our Unified Assurance Solution include opportunities for improved acquisition and retention rates of high-value customers or select subscriber groups, streamlined operational support systems, reduced operating expenses and capital expenditures resulting from increased organizational efficiencies, informed business planning, and efficient utilization of existing infrastructure.  A variety of additional applications will be available for each product so that our customers can customize the system to meet their specific needs and objectives. Carriers can purchase our products individually or as the complete Unified Assurance Solution, although most purchases typically include our network assurance product, GeoProbe.  Our Unified Assurance Solution has been designed on an open architecture allowing easy integration with carriers’ internal systems or third-party applications.

Network Assurance

Our product to address network assurance is GeoProbe. GeoProbe, which was initially introduced in late 1995, is used by both mobile and fixed-line communications carriers to proactively monitor, manage and diagnose the overall health of voice and data networks based on performance metrics and real-time call tracing and alarming tools. We offer a suite of core applications as part of our GeoProbe offering.

Network engineers use GeoProbe for:

•                  network performance monitoring;

•                  problem detection acceleration;

•                  informed network capacity planning;

•                  traffic management;

•                  proactive troubleshooting;

•                  revenue assurance; and

•                  network security.

GeoProbe’s network-wide monitoring applications enable early warning of network faults, collection of statistics for network performance analysis, real-time and historical call tracing and troubleshooting. GeoProbe is delivered on an open, purpose-specific hardware platform designed by us as a scalable, distributed, multi-processing platform, which non-intrusively captures signaling network traffic and processes the raw data in real time through multiple software applications. GeoProbe has open interfaces to allow data delivery to third-party systems.

GeoProbe can provide a network-wide view regardless of topology, number of protocols or number of different vendor elements in use. It passively, or non-intrusively, monitors all messages that flow over each signaling interface and can automatically correlate these messages in real time to reconstruct every voice and data session in a carrier’s network. This capability provides session analysis for troubleshooting, problem detection and network integrity assurance. In addition, the information collected by GeoProbe improves a carrier’s ability to optimize the performance of its network.

GeoProbe provides session and network status information to users through a graphical user interface and through web-based reporting and analysis applications. The graphical user interface displays maps that represent network elements, such as Serving GPRS Support Nodes, Gateway GPRS Support Nodes, Mobile Services Switching Centers, Base Station Controllers (BSCs), or Signal Transfer Points (STPs). GeoProbe also provides users with the flexibility to configure their systems to set up triggers to detect events, filters, alarms and statistics based on their specific needs. When failures or user-specified events occur, an icon representing the affected network element changes colors to alert the user to potential trouble or the occurrence of the failure or event.

The platform’s modular design accommodates growth in a carrier’s network and facilitates the implementation of additional capacity or new applications simply by the addition of processor cards, deployment of additional probes and/or additional software.

We have developed a number of advanced network monitoring software applications for use with GeoProbe, including network surveillance, troubleshooting and network security applications.  All GeoProbe applications are based on data captured directly from the signaling network, and in some cases the actual session content, as opposed to information provided in vendor-specific format by individual network elements.  As a result, carriers can use GeoProbe to gain an independent view regardless of which vendor’s equipment is deployed in their network.  Our open interfaces allow the carrier’s personnel or a third-party software developer to expand or customize existing applications or develop new applications using data collected by GeoProbe.

GeoProbe provides many advantages to a carrier, including an end-to-end view of the network. In the absence of such a global approach, carriers must rely on a patchwork of systems scattered throughout their networks in order to diagnose problems. This approach typically results in optimization at the network element level, which is less effective than an end-to-end network approach.

Another advantage of GeoProbe is its ability to collect, process and present information in real time, even under extreme network load conditions.  This key attribute makes real-time management and operation of networks possible.  Without a real-time monitoring system, carrier networks are more vulnerable to overloads, fraud and delayed problem resolution, which can lead to network failure, customer dissatisfaction and compromised network integrity.

Other advantages include advanced engineering and proactive planning capabilities.  GeoProbe provides an accurate and detailed view of real-time and historical statistics on a carrier’s network and the service applications delivered through the network.  This allows carriers to implement network architectures optimized for cost and performance, and to refine the network’s configuration over time based on changes in demand and traffic patterns.  For example, a carrier can use data collected by GeoProbe to identify a point in the network that is constricting traffic flow.  The carrier can then either reroute traffic or install additional capacity at that point, which increases the throughput of its entire network.

Pricing for a GeoProbe system or individual applications varies based on a number of factors, such as the volume of network traffic, network size, network configuration, number of protocols present, number of interfaces monitored and number and type of applications desired. Since 1995, we have sold GeoProbe to approximately 110 customers worldwide. Revenues attributable to GeoProbe have represented a majority of our total revenues since 1998.

Service Assurance

Service assurance is the monitoring and delivery by a communications carrier of subscriber services, such as SMS, multimedia service, e-mail, web browsing and push-to-talk, which is a 2-way radio-type service, similar to a walkie-talkie, that provides instant communications with the touch of a button on a push-to-talk capable handset. Service assurance ensures that high levels of service quality are sustained for all subscribers across multiple networks and technologies.

Our product that addresses service assurance is Orion, which provides carriers with end-to-end performance data in the form of key performance indicators for all subscriber transactions for specific subscriber services.  The key performance indicators depict the quality of service delivered as perceived by the subscribers.  For mobile data networks, Orion proactively manages subscriber services and offers automated and guided troubleshooting for these services.

Our other service assurance applications address interconnection management and customer mobility issues for wireless carriers. The product’s real-time and comprehensive analysis capabilities empower service managers and engineers to immediately initiate corrective actions when service quality falls below acceptable levels, to implement preventive actions to maintain service performance integrity and to continuously monitor performance metrics for planning purposes.

Networks are connected among multiple carriers, often spanning international boundaries. In addition to monitoring and managing its own network performance, a carrier must also monitor and manage the performance delivered beyond its network’s boundaries. Interconnection management is a complex task for many carriers. Carriers maintain service level agreements (SLAs) with a number of interconnect partners, which define their roles and responsibilities with respect to interconnection activity, including such matters as fees and quality levels. Interconnection-related revenues and expenses are a core component of a carrier’s business. The failure to proactively manage the quality of interconnection services can have a negative impact on a carrier’s business in terms of lost revenue opportunities, increased operating costs and higher customer churn.

One of our service assurance applications, Interconnection Voice Assurance, addresses interconnection management. Interconnection Voice Assurance enables mobile and fixed-line carriers to proactively manage and enforce voice traffic SLAs with interconnect partners. A carrier providing interconnection services to other carriers must proactively manage its performance to minimize service quality issues. Alternatively, carriers that use interconnect partners to transport voice traffic must monitor the performance delivered by those partners to ensure that agreed-upon quality levels are met.

The Interconnection Voice Assurance application’s proactive SLA management capability enables carriers to manage and monitor, in real time, the transport, delivery and performance of the interconnecting voice calls they complete.  Flexible alarms and dynamic displays generated by the application alert operations personnel to network problems preventing interconnect call completions.  Thus, by quickly identifying and resolving network congestion and other issues, interconnect call completion rates are improved and interconnection revenues are protected.  Real-time and comparative trending information provides a comprehensive view of all interconnection activity and visibility into events occurring prior to failures.  Voice performance metrics and service levels can be tracked by individual interconnect partner or by served destination.

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

Another service assurance application, Interconnection Mobility Assurance, addresses customer mobility issues for mobile carriers. The application helps measure the quality of service by measuring the mobility and SMS traffic to and from a carrier’s interconnect and roaming partners.

Our service assurance applications are web-based and offer a wide variety of reporting options for the user. The dynamic reporting and analysis tools are fueled by real-time or historical data, depending on the customer’s preference, and include instant analysis capabilities, historical comparative trending and report personalization. These reporting tools can be used to demonstrate service performance delivered to interconnect partners and a carrier’s own customers. Operations personnel are also able to make more informed business decisions given the historical reporting and trending capabilities.

Pricing for our service assurance product and applications varies based on a number of factors, such as the number of subscriber services monitored, the volume of interconnection traffic and the number and type of applications and reporting packages desired.

Customer Assurance

Our product that addresses customer assurance is Beamer. Beamer provides visibility into the actual quality of service levels experienced by select subscriber groups.  The product helps carriers achieve organizational efficiencies and improve the acquisition and retention rates of specific customers or select subscriber groups that are most desirable and profitable to them.

Beamer provides a consistent view of key performance indicators for all network and subscriber services delivered by a carrier to its high-value customers or any specific group of subscribers. The product automatically associates network and other relevant activity with the subscriber, which allows the system to associate both network and service performance degradation to the subscribers as well as the specific network elements, geographies and other factors involved in delivering the service. This affords a carrier the ability to identify, prioritize and correct faults at the network and service layers so that its highest-value customers are addressed first.

Beamer also allows a carrier to determine all high-value customers being adversely impacted by a common fault so that the positive impact of corrective efforts is maximized. The product is delivered via an open architecture that allows information to be received from GeoProbe and third-party systems.  Beamer’s customer-associated information may also be extracted and provided to higher-level service quality tools to address a carrier’s service quality management initiatives.

Pricing for our Beamer product is based on a number of factors, such as the number of end-user customers or subscriber groups monitored and the number and type of applications desired. In July 2003, we announced that we received our initial order for the Beamer product from a tier-one European wireless service provider. To date, we have not recognized any revenues from the Beamer product.

Diagnostics Products

Our Diagnostics products provide equipment manufacturers and communications carriers with the ability to quickly and cost-effectively design, deploy and maintain their networks and network elements. We provide vendor-independent tools that provide diagnostic, emulation and load generation capabilities for use in the design, deployment, commissioning and diagnosis of signaling networks as well as quality of service measurement in voice-over-packet networks. Our Diagnostics products include Spectra2, which addresses next-generation voice-over-packet networks, and Spectra and Spectra Trunk Tester, which address current-generation networks. These products are also used by developers and equipment manufacturers in the design of new products through the products’ extensive emulation and conformance packages and their ability to simulate live network conditions.

These multi-protocol diagnostic tools are targeted to the needs of next-generation networks using H.323, Session Initiation Protocol (SIP), Media Gateway Control Protocol (MGCP), MEGACO (H.248), Realtime Transport Protocol (RTP) and SIGTRAN protocols. These tools also support advanced SS7/C7, Global System of Mobile Communication (GSM), IS-41 and ISDN networks and development environments. They are designed for ease-of-use, with an intuitive user interface featuring pop-up menus and single-keystroke commands. These tools can be configured by the user to change message text and monitoring scenarios and to save commonly used configurations, filters, tests and other settings for quick setup. They translate complex signaling messages into plain language, and the display format shows network statistics and test results in an easy-to-understand format.

Our Diagnostics products provide customers with the ability to monitor, emulate and generate signaling data for use in troubleshooting, validation, conformance and regression testing of switches and other network equipment. The load generation capabilities and multiple emulation functions can test the various layers of the signaling protocol, up to and including the signaling information involved with complex applications, such as mobile number portability and wireless, and the quality of the media carried in the bearer path.

These products enable network equipment manufacturers and communications carriers to perform end-to-end testing of applications utilizing multiple signaling protocols, including country-specific variations of signaling. They alleviate the need to use multiple diagnostic tools and provide easy and consolidated access to test results. We support over 450 national, international and proprietary protocol variants.

Prices for a unit generally fall within a range of $40,000 to $70,000.  Since the first Diagnostics product sale in 1990, over 6,000 units have been sold to approximately 610 customers worldwide.

Product and Application Development

We utilize an open architecture approach in the design of our products. This approach facilitates and accelerates the development of new applications and products and permits us to enhance existing products by substituting new hardware or software modules. This modular approach helps to extend the life cycles of our products, simplify the manufacturing process and facilitate cost reduction.

Planned product enhancements for our GeoProbe and Orion products include the ability to monitor UMTS and signaling in voice-over-packet networks as well as the addition of voice and data assurance applications. For Beamer, our planned product enhancements include applications for next-generation wireless and voice-over-packet data assurance.

Planned product enhancements for our Diagnostics products include increased capacity, higher speed interfaces, passive voice analysis and additional support for emerging voice-over-packet and SIGTRAN signaling protocols.

Customers

As of December 31, 2003, we had sold our products to approximately 670 customers in approximately 68 countries. In 2003, approximately 60% of our total revenues were derived from the 10 largest customers in the period.  In both 2003 and 2002, British Telecom accounted for approximately 21% and Deutsche Telekom accounted for approximately 11% of our total revenues. In 2001, Deutsche Telekom accounted for approximately 12% of our total revenues.  See Note 8 of our consolidated financial statements included in Part IV, Item 15 of this report for a description of revenues from customers by geographic region. If we were to lose one or more of our significant customers, our financial results could be harmed.

Our target customers include current- and next-generation tier-one mobile and fixed-line carriers as well as communications equipment manufacturers throughout North America, Europe and select countries in the Asia/Pacific region. The following is a sampling of representative customers in various market segments that collectively accounted for approximately 80% of our total revenues in 2003.

Long Distance Carriers (IXCs)	Wireless Carriers	PTTs/OLOs*	Equipment Manufacturers
AT&T	Alltel	British Telecom	Alcatel
MCI	ERA GSM	Czech Telecom	Cisco
Sprint	KT Freetel	Deutsche Telekom	Hewlett-Packard
	Netcom	Globe	Lucent
Local Exchange Carriers	O2 (formerly BT Cellnet)	KPN	Motorola
Cincinnati Bell	Orange Communications	Swisscom Fixnet	Nortel
Qwest Communications	PTK Centertel	Telstra	Siemens
	T-Mobile USA (formerly Voicestream)	Telenor	Sonus Networks
	TMN Telecomunicacoes		Spatial Wireless
Next-Generation Carriers	Taiwan Cellular
Global Crossing	Vodacom
Level 3 Communications	Vodafone

* Post Telephone & Telegraph Administrators and Other Licensed Operators.

Sales, Marketing and Support

Sales and Marketing

We sell our products to communications carriers and equipment manufacturers globally through both direct and indirect channels. Domestically, the direct channel is used for all product areas. Our domestic sales force is structured around a two-tiered model focused on strategic accounts and geographic areas. Internationally, we use both direct and indirect channels. Our Unified Assurance products are sold directly and, in certain geographic regions, in cooperation with systems integrators, resellers and consultants, while our Diagnostics products are sold primarily through resellers. As of December 31, 2003, we had four sales offices in the U.S. and four sales offices outside the U.S., near the cities of London, England; Frankfurt, Germany; Paris, France and Milan, Italy.  We also have a direct sales presence in Sydney, Australia, in Tokyo, Japan, in Seoul, Korea, in Singapore and in Madrid, Spain.

The sales cycle for our products can be long, historically averaging from six to 18 months for our Unified Assurance products (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our Diagnostics products.

Our primary marketing activities include raising potential customer awareness of the benefits of proactive performance management as well as identification of new opportunities with existing customers. An initial system sold to a new customer typically contains a limited number of applications and may only monitor a portion of its network infrastructure. Over time, as the customer becomes more familiar with the system, as its operating needs change or as traffic patterns increase, it may purchase additional footprint coverage and applications. Also, our introduction of new products and applications provides additional sales opportunities to our existing customers. We market primarily through direct sales and marketing efforts, advertising in trade publications, exhibitions at industry trade shows and presence on the Internet through our Web site. These activities focus on generating qualified sales leads and demonstration opportunities for our products.

We provide extensive training and support to our direct sales force and our worldwide resellers, including classroom training, product brochures, demonstration systems and promotional literature.

Customer Operations, Services, Support and Warranty

We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. We currently offer two levels of support services that provide either 24-hour, seven days a week, or 8-hour, five days a week technical support. Both levels provide for remote access assessment and servicing capabilities, installation support and advance replacements for emergency situations.

We maintain an in-house repair facility and provide on-going telephone assistance to customers from our support center in Richardson, Texas. In addition, we service our customers from product support offices located near the cities of London, England and Frankfurt, Germany. As our customers become more geographically diverse and as business conditions warrant, we may open support offices in other key locations.

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

Research and Development

Our primary development facilities are located at our Richardson, Texas headquarters. Our research and development efforts include expenditures for new products, new applications, new features or enhancements for existing products or applications and sustaining engineering activities. Approximately 90% of our research and development personnel are focused on the software component of our products. Our research and development expenses were $29.8 million in 2003, $29.8 million in 2002 and $39.3 million in 2001. See “—Inet’s Product Offerings—Product and Application Development” for a discussion of current and planned product enhancements.

Our products and applications are designed to comply with a significant number of standards and regulations, some of which are evolving as new technologies are deployed. For sales to customers in the U.S., our products must comply with various standards established by Telcordia Technologies, Inc. and the American National Standards Institute. Internationally, our products must comply with standards established by the European Union, communications authorities in various countries as well as recommendations of the International Telecommunications Union and the European Telephone Standards Institute.

Manufacturing

Our products are comprised of both third-party and purpose-specific hardware. Third-party hardware consists primarily of servers and workstations, which are standard devices configured for our specific needs. For purpose-specific hardware, our internal production process consists of procurement and inspection of various components, primarily circuit boards and racks; final system assembly; system burn-in and quality control testing; and packaging. Internal integration processes are performed primarily at our headquarters in Richardson, Texas. We outsource the manufacturing of our proprietary hardware to a number of Texas-based contract manufacturers.

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

Competition

We compete principally with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Our Unified Assurance products principally compete with products offered by Agilent Technologies and, to a lesser extent, products offered by NetTest and Steleus.  With respect to our service assurance and customer assurance offerings, we compete to a lesser extent with systems developed internally by current and prospective customers.  In certain cases, a carrier may seek the functionality we offer as a component of a broader service quality management system, which would typically be implemented by large system integrators, like Accenture or CapGemini, or we may compete with system integrators if they decide to develop the performance management component of the solution themselves or integrate the products from our competitors or other companies.  Our Diagnostics products principally compete with products offered by Agilent Technologies, Catapult Communications, Empirix, and Spirent.

We believe that our competitive advantage is driven by our sophisticated technology and product architecture as well as the fact that we continue to introduce new products and applications to help our customers leverage their existing investment in our products. The ability of our products to collect, correlate and process data in real time is a key differentiator for us. We also believe that the scalability of our systems and the breadth of our product and application portfolio affords us an advantage compared to our competition. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. We believe that our ability to compete successfully depends on numerous factors, both within and outside our control, including:

•                  responsiveness to customer needs;

•                  our ability to support existing and new industry standards;

•                  the development of technical innovations;

•                  the attraction and retention of qualified personnel;

•                  regulatory changes;

•                  the quality, reliability and security of our products and services and our competitors’ products and services;

•                  sufficient market presence by us;

•                  the ease of use of our products;

•                  the pricing policies of our competitors and suppliers;

•                  the timing of introductions of new products and services by us and our competitors; and

•                  general market and economic conditions.

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

The trademarks Inet, Inet Technologies, GeoProbe, Unified Assurance, Bearner, Orion, Spectra, Spectra Trunk Tester, Spectra2 and VIA used herein are registered or unregistered trademarks owned by us.  Other trademarks are owned by their respective owners.

Employees

As of December 31, 2003, we had 483 employees, of which 245 were engaged in research and development, 66 were engaged in sales and marketing, 127 were engaged in operations and 45 were engaged in administrative and other business support functions.

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

We maintain an Internet site, the address of which is www.inet.com.  We make available free of charge through this site, under the heading “SEC Filings” at the address http://www.inet.com/newweb/investors, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.    Properties.

We are headquartered in Richardson, Texas, under a lease that expires in 2010. In the U.S., we also lease offices for sales personnel in California, New Jersey, Pennsylvania and Washington. These leases expire on various dates through 2004. Outside the U.S., we lease offices near the cities of London, England; Frankfurt, Germany; Paris, France and Milan, Italy. These leases expire on various dates through 2013.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on The NASDAQ Stock Market under the symbol “INTI.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Stock Market.

	High	Low
2003
Fourth Quarter	$14.60	$11.09
Third Quarter	16.00	9.76
Second Quarter	10.50	5.87
First Quarter	8.25	5.78

2002
Fourth Quarter	$6.98	$4.15
Third Quarter	6.68	4.00
Second Quarter	10.30	5.71
First Quarter	11.05	7.91

On January 27, 2004, the last reported sales price of our common stock on The NASDAQ Stock Market was $16.31 per share.  As of January 27, 2004, there were approximately 160 stockholders of record (not including beneficial holders of stock held in street name) of our common stock.

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

On May 26, 1999, the Securities and Exchange Commission, or SEC, declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock.  As of December 31, 2003, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, short-term investments and treasury shares.  We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business.  We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangement that could complement or expand our business and product offerings. However, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose.

Information called for by Item 5 regarding securities authorized for issuance under our equity compensation plans will be included under the caption “Proposal 2, Amendment of 1998 Employee Stock Purchase Plan” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 6.    Selected Financial Data.

The selected consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements included in Part IV, Item 15.

	Years Ended December 31,
	2003		2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$103,819		$101,886	$107,015	$159,007	$109,983
Income (loss) from operations	15,211		8,028	(6,391)	51,238	34,752
Income (loss) before provision for income taxes	16,441		10,782	(1,097)	59,422	44,663
Net income	11,691		7,609	193	39,521	29,701	(1)
Earnings per share (2):
Basic	$0.30		$0.16	$0.00	$0.86	$0.68
Diluted	0.30		0.16	0.00	0.84	0.66
Weighted-average shares outstanding (2):
Basic	39,059	(3)	46,964	46,633	46,126	43,449
Diluted	39,517	(3)	47,084	47,087	46,885	45,037

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$118,527	$189,076	$154,889	$131,419	$127,903
Short-term investments	55,034	—	—	—	—
Working capital	165,464	182,459	170,116	167,161	123,909
Total assets	211,344	228,174	211,528	226,207	169,917
Stockholders’ equity	177,624	197,956	188,483	185,420	133,423

(1)       Includes a gain of $5.9 million from the sale of our wireless data assets in September 1999.

(2)       See Note 1 to our consolidated financial statements for the determination of shares used in computing basic and diluted earnings per share.

(3)       On January 21, 2003, we repurchased in a privately-negotiated transaction 8,969,984 restricted shares of our common stock from Mark A. Weinzierl, one of our founders.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations.

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance.  Those indicators include:

•                  Revenues.  We derive revenues from product and license fees and services relating to our products.  These revenues vary based on such factors as demand for our products, the number and size of transactions within the reporting period and the impact of changes in our sales prices.  In addition to monitoring the amount of our product and license fees revenues, services revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be important indicators of trends in our business.

•                  Costs of revenues and gross margins.  We strive to control our cost of revenues and thereby maintain or improve our gross margins.  The major items impacting cost of product and license fees are hardware and third-party software, personnel and overhead expenses.  Hardware and third-party software costs will vary significantly based on the relative mix in the period of implementations of new systems versus expansions of existing systems and software application sales. New systems typically have a higher hardware and third-party software component, resulting in a lower gross margin.  Cost of services is driven primarily by personnel expenses.  These costs tend to fluctuate as a result of the relative mix of product support and training activities during a specific period.

•                  Operating expenses.  Operating expenses are substantially driven by personnel and overhead expenses. Other significant operating expenses that we monitor include travel, professional fees and facilities and communication expenses.

•                  Liquidity and cash flows.  The primary driver of our cash flows is our net income.  The primary source of our liquidity is our cash reserves and short-term investments.  From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and stock purchases.

•                  Balance sheet.  We view cash, short-term investments, working capital, inventory, accounts receivable balances and days sales outstanding as important indicators of our financial health.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenues:

			2003 vs. 2002			2002 vs. 2001
($ in millions)	2003	2002	$	%	2001	$	%
Product and license fees	$73.0	$74.6	$(1.6)	(2)%	$84.1	$(9.5)	(11)%
Services	30.8	27.3	3.5	13	22.9	4.4	19
Total revenues	$103.8	$101.9	$1.9	2%	$107.0	$(5.1)	(5)%

Top 10 customers as % of total revenues	59.9%	57.2%			55.6%

Revenues from international markets:
Asia/Pacific	7.6%	8.0%			5.5%
Europe, Middle East and Africa	63.9	60.9			51.9
Other	1.7	3.3			4.3
Total	73.2%	72.2%			61.7%

Product and license fees. In 2003, the decline in revenues from product and license fees was primarily attributable to continued pressure on sales prices for our Unified Assurance products, especially for those products and applications for which there is a competitive offering or in highly competitive situations involving prospective customers.  The sales price pressure was mitigated somewhat by an increase in the number of Unified Assurance product implementations of approximately 12% and an increase in the total number of Diagnostics products sold of approximately 6%. Prices for our most basic GeoProbe system generally decreased by approximately 10% to 15% in 2003. We anticipate that we will continue to experience pricing pressure for our products, although to a lesser extent than what we experienced in 2003. In 2002, the decline in revenues from product and license fees was primarily attributable to significantly lower demand for our Diagnostics products, slightly lower levels of business and sales price pressure for our Unified Assurance products.  We believe that these decreases were attributable primarily to decreased capital spending by communications carriers and equipment manufacturers, which we believe was driven by their need to reduce capital and operating expenditures. In 2002, the total number of Diagnostics products sold decreased by approximately 33% and we continued to experience pressure on sales prices for our Unified Assurance products. In 2002, prices for our most basic GeoProbe system generally decreased by approximately 20% to 30% from prices experienced in 2001.

Services. The increase in services revenues in both 2003 and 2002 was primarily attributable to a larger installed base of products with customers for which we provide product support services, offset by continued price pressure on prices for product support contracts.  The largest component of the increase in our installed base of products is attributable to repeat business with existing customers, with a smaller component relating to new customers.  Going forward, we expect to sell additional applications to, or expand the footprint of our products with existing customers, and to add new customers, which should continue to increase our installed base of products and corresponding services revenues; however, we expect that continued pressure on prices may partially offset the effect of this anticipated increase in our installed base.

Concentration of revenues. In both 2003 and 2002, British Telecom accounted for approximately 21% of total revenues and Deutsche Telekom accounted for approximately 11% of total revenues. In 2001, revenues from Deutsche Telekom accounted for approximately 12% of total revenues. A large percentage of our revenues are typically derived from a small number of customers, the specific composition of which varies from one quarter to the next.  On a quarterly basis, our 10 largest customers for that period have typically accounted for approximately 50% to 80% of total revenues for that quarter. In 2003, 26 different customers represented a top 10 customer, measured on a quarterly basis, compared to 23 different customers in 2002.  On an annual basis, our top 10 customers accounted for approximately 60% of total revenues in 2003, approximately 57% of total revenues in 2002 and approximately 56% of total revenues in 2001. We expect similar levels of concentration of revenues in 2004. If we were to lose one or more of our significant customers, our financial results could be harmed.

International revenues. International revenues accounted for approximately 73% of total revenues in 2003, approximately 72% of total revenues in 2002 and approximately 62% of total revenues in 2001. Since the introduction of our initial GeoProbe product in 1995, we have experienced relatively greater penetration of our Unified Assurance products in Europe versus other regions of the world. Variations in the percentage of total revenues derived from international markets may occur as a result of the economic conditions in the regions in which we operate and the concentration of revenues in a particular period from a small number of customers.  In 2004, we expect revenues from international markets to continue to represent the majority of our total revenues.

Cost of Revenues and Gross Margins

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our cost of revenues and gross margins:

Cost of Revenues

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Product and license fees	$19.9	$26.7	$(6.8)	(25)%	$34.7	$(8.0)	(23)%
Services	14.2	12.6	1.6	13	8.9	3.7	42
Total cost of revenues	$34.1	$39.3	$5.2	(13)%	$43.6	$(4.3)	(10)%

Average headcount	123	123			128

Gross Margin

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Product and license fees	$53.1	$47.9	$5.2	11%	$49.4	$(1.5)	(3)%
Services	16.6	14.7	1.9	13	14.0	0.7	5
Total gross margin	$69.7	$62.6	$7.1	11%	$63.4	$(0.8)	(1)%

Gross margin as a percentage of revenues:
Gross margin – total	67%	61%			59%
Gross margin – product and license fees	73	64			60
Gross margin – services	54	54			61

Product and license fees. Cost of product and license fees consists primarily of hardware, third-party software, personnel and overhead expenses related to the integration, installation and configuration of our products. The decrease in the cost of product and license fees in 2003 compared to 2002 is primarily driven by the relatively higher software-based content of our product implementations.  The major components of the decreases in absolute dollars and as a percentage of product and license fees revenues from 2003 to 2002 were decreased hardware and third-party software costs of approximately $3.7 million, decreased installation costs of $0.3 million and decreased excess or obsolete inventory costs of approximately $0.7 million. In 2003, we utilized inventory previously identified as excess, which reduced our reserve for excess inventory by $0.3 million, compared to an increase to the reserve for excess inventory of $0.4 million in 2002.  During 2002 compared to 2001, the decreases in both absolute dollars and as a percentage of product and license fees revenues resulted primarily from decreased hardware and third-party software costs, which were approximately $5.3 million lower than in 2001, and to a lesser extent, decreased installation costs, including installation contract labor, which were approximately $1.0 million lower than in 2001. The decrease in hardware costs is attributable to a higher percentage of our GeoProbe product implementations during 2002 being derived from expansions of existing systems or from the sales of software applications than from new system implementations, which typically have a higher hardware component. The decrease in absolute dollars in 2002 also reflects a reduction of $1.6 million in the amounts charged to cost of revenues in 2001 for excess and obsolete inventory and canceled purchase commitments.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training and warranty activities. In 2003 compared to 2002, the increase in absolute dollars is attributable to increased efforts to support a larger installed base of products and increased expenses related to customer support and systems engineering. Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support and training activities during a specific period. We expect these fluctuations to continue into the foreseeable future.  During the first quarter of 2002, we released a new version of GeoProbe, which resulted in increased support costs in 2002 compared to 2001.

Operating Expenses

Research and Development Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses.

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Research and development	$29.8	$29.8	$—	—	$39.3	$(9.5)	(24)%
Percent of total revenues	29%	29%			37%
Average headcount	245	264			306

Research and development expenses consist primarily of personnel, contract labor and facilities expenses incurred by our research and development organization. The decreases in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 were attributable to decreased staffing dedicated to research and development activities and, to a lesser extent, decreased use of third-party research and development services, which were $1.2 million lower in 2002 compared to 2001. The decrease in headcount was primarily attributable to discontinued research and development efforts with respect to our VIATM softswitch offering in the second quarter of 2001. We currently expect to slightly increase research and development headcount during 2004.

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

Sales and Marketing Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses.

			2003 vs. 2002			2002 vs. 2001
(dollar in millions)	2003	2002	$	%	2001	$	%
Sales and marketing	$15.5	$16.5	$(1.0)	(6)%	$18.8	$(2.3)	(12)%
Percent of total revenues	15%	16%			18%
Average headcount	67	75			90

Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses. The decreases in absolute dollars and as a percentage of total revenues in 2003 compared to 2002 were primarily attributable to decreased staffing dedicated to sales and marketing activities. The decrease as a percentage of total revenues in 2003 was also attributable in part to the increased level of revenues. We currently expect to increase our sales and marketing headcount over the next several quarters.  We anticipate that sales and marketing expenses may fluctuate quarter to quarter due to seasonal spending on tradeshows, other promotional activities and the level of direct sales commissions.  The decreases in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 were attributable to decreased staffing dedicated to sales and marketing activities and cost reduction efforts primarily related to advertising and travel. Advertising costs decreased $0.7 million and travel costs decreased $0.4 million in 2002 compared to 2001.

General and Administrative Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our general and administrative expenses.

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
General and administrative	$9.2	$8.0	$1.2	15%	$9.7	$(1.7)	(18)%
Percent of total revenues	9%	8%			9%
Average headcount	43	44			57

General and administrative expenses consist primarily of personnel, facilities and professional expenses of our finance, legal and executive departments. The increases in absolute dollars and as a percentage of revenues in 2003 compared to 2002 were attributable to increased professional fees of approximately $0.5 million, primarily related to our repurchase of common stock in January 2003 and a secondary public stock offering completed in October 2003.  We expect general and administrative expenses to remain flat during 2004 compared to 2003.  The decreases in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 were primarily attributable to decreased average headcount.

Restructuring Costs

In the quarter ended September 30, 2002, we recorded a restructuring charge of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company.  The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million.  At December 31, 2002, the balance of these costs that remained to be paid was approximately $0.1 million.  At December 31, 2003, substantially all costs associated with this restructuring had been paid.

In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets.  As part of this decision, we discontinued all efforts with respect to our VIATM softswitch offering and reduced our workforce by approximately 115 employees.  The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees.  In the third quarter of 2002, we decreased this charge by $0.2 million due to changes in previous estimates related to professional fees and employee-related obligations. All costs associated with this restructuring were paid by December 31, 2002.

We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company.  The charge consisted primarily of employee severance, professional fees and outplacement services.  In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees.  All costs associated with this workforce reduction were paid by December 31, 2002.

Other Income

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our other income:

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Investment income	$1.4	$2.6	$(1.2)	(46)%	$5.6	$(3.0)	(54)%
Foreign currency translation gain (loss)	(0.2)	0.2	(0.4)	200	(0.3)	0.5	166
Total other income	$1.2	$2.8	$(1.6)	(57)%	$5.3	$(2.5)	(47)%

Rate of return on average cash and short-term investments	0.8%	1.5%			3.8%

Other income consists primarily of interest income earned on our cash and cash equivalents and investment income earned on our investment in U.S. Treasury bills, partially offset by foreign currency translation adjustments and losses on the disposal of assets. The decrease in 2003 compared to 2002 was primarily attributable to the overall decrease in interest rates received on our investments, lower average cash balances resulting from our repurchase of common stock in January 2003 and foreign currency translation adjustments. The decrease in 2002 compared to 2001 was primarily attributable to the overall decrease in interest rates received on our investments. Foreign currency translation gains or losses primarily arise from translation adjustments for our international operations, including the United Kingdom and German sales and support organizations and, to a lesser extent, to the small percentage of our business denominated in non-U.S. currencies.  To date, we have not engaged in hedging activities for our international operations or our non-U.S. dollar business.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Income tax expense (benefit)	$4.8	$3.2	$1.6	50%	$(1.3)	$4.5	346%

Effective tax rate	28.9%	29.4%			(117.6)%

In 2003 and 2002, the effective tax rate differed from the 35% statutory corporate tax rate primarily due to the effect of the extraterritorial income exclusion and research and development tax credits.

Our financial statements reflect net deferred tax assets of $1.8 million as of December 31, 2003, comprised of deductible temporary differences.  We have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax amounts and projected taxable income, although we cannot assure you that such assets will be realized.  The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax amounts or changes in the actual amounts of future taxable income.

Net Income

The following table sets forth, for the periods indicated, a year-over-year comparison of our net income:

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Net income	$11.7	$7.6	$4.1	54%	$0.2	$7.4	3,700%
Percent of total revenues	11.3%	7.5%			0.2%

Net income in absolute dollars and as a percentage of total revenues has increased primarily due to the significant increase in gross margins and our measures taken to control operating expenses.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources:

			2003 vs. 2002			2002 vs. 2001
(dollars in millions)	2003	2002	$	%	2001	$	%
Operating cash flows	$21.3	$34.9	$(13.6)	(39)%	$28.9	$6.0	21%
Investing cash flows	(59.0)	(2.3)	(56.7)	(2,465)	(8.5)	6.2	73
Financing cash flows	(32.9)	1.6	(34.5)	(2,156)	3.0	(1.4)	(47)

Capital expenditures	4.0	2.3	1.7	74	8.5	(6.2)	(73)

Cash and cash equivalents	118.5	189.1	(70.6)	(37)	154.9	34.2	22
Short-term investments	55.0	—	55.0	—	—	—	—
Accounts receivable, net	10.9	10.2	0.7	7	14.9	(4.7)	(32)
Inventories	7.9	7.5	0.4	5	12.5	(5.0)	(40)
Working capital	165.5	182.5	(17.0)	9	170.1	12.4	7

Days sales outstanding in accounts receivable, including unbilled receivables	37.2	38.1			59.4
Inventory turns	4.5	4.6			2.8

Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and to a lesser extent during our initial years of operations through bank borrowings. Cash decreased in 2003 primarily due to our investment in U.S. Treasury bills with maturities greater than 90 days, but less than one year, which are classified as short-term investments. The decreases in cash and working capital are also attributable to our funding of a privately-negotiated transaction that closed on January 21, 2003, under which we repurchased 8,969,984 restricted shares of common stock from Mark Weinzierl, one of our founders, for an aggregate cash purchase price of approximately $35.4 million.

Operating cash flows in 2003 decreased primarily due to changes in trade accounts receivable and  inventories, offset by increased levels of income.  In 2003, accounts receivable increased slightly due to increased levels of business and inventories increased due to new product releases and higher deferred cost levels. Operating cash flows in 2002 increased primarily due to increased levels of net income and changes in our operating accounts, most significantly decreased inventory and trade accounts receivable. Inventory levels decreased because of our proactive measures to use material on-hand and purchase new materials only when necessary to support current business levels.  Accounts receivable balances decreased due to slightly lower levels of business and enhanced collection efforts.

Cash used in investing activities was $59.0 million in 2003, $2.3 million in 2002 and $8.5 million in 2001. In 2003, we used $55.0 million to purchase short-term investments that yield a slightly higher return on investment than our cash equivalents and we used $4.0 million to purchase property and equipment.  Net cash used in investing activities in 2002 and 2001 was related to purchases of property and equipment. We reduced our levels of purchases of property and equipment in 2002 to conserve cash given the tight economic environment.

Cash used in financing activities was $32.9 million in 2003 compared to cash provided by financing activities of $1.6 million in 2002 and $3.0 million in 2001. In 2003, we used approximately $35.4 million to repurchase 8,969,984 restricted shares of common stock in a privately-negotiated transaction. Net cash provided by financing activities in each year was related to proceeds from the issuance of stock under our stock option and employee stock purchase plans.

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

At December 31, 2003, we had no long-term debt. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months and possibly much longer. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to inventory purchase commitments and operating lease commitments, as disclosed in the table of contractual obligations below.  Moreover, it is not our normal policy to issue guarantees to third parties.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and the operating leases for our corporate office facility and our facilities near the cities of London, England; Frankfurt, Germany; Paris, France and Milan, Italy. The following table summarizes our contractual cash obligations as of December 31, 2003 (in thousands):

2004

2005

2006

2007

2008

Thereafter

Purchase commitments	$4,595	$—	$—	$—	$—	$—
Operating leases	6,097	6,248	6,348	6,348	6,348	11,566
Total	$10,692	$6,248	$6,348	$6,348	$6,348	$11,566

We currently have no material commitments for capital expenditures.  In 2004, we expect capital expenditures to be slightly higher than levels experienced in 2003.

Related Party Transactions

In October 2003, we completed an underwritten secondary offering of our common stock.  All shares were offered by two of our founders, Elie S. Akilian, our president, chief executive officer and director, and Samuel S. Simonian, the chairman of our board of directors.  Since we did not issue any new shares, we did not receive any of the proceeds from the sale of common stock.  We effected the offering pursuant to a demand made by the selling shareholders in accordance with the rights granted to them under the registration rights agreement dated July 23, 1998.  We paid all of the expenses of the offering incurred by us and certain fees and expenses of the selling stockholders, excluding underwritten discounts and commissions.  Total expenses of approximately $0.4 million for accounting, legal and professional fees are included on our 2003 financial statements.

Effective September 30, 2003, we amended and extended the July 23, 1998 registration rights agreement.  Under the new agreement, Messrs. Akilian and Simonian will each be entitled to demand, prior to October 1, 2008, up to two registrations of firm-commitment underwritten offerings of their common stock.  The selling stockholder or stockholders will be required to pay all of their and our expenses incurred in connection with any demand-based registrations.

On January 21, 2003, we repurchased in a privately-negotiated transaction 8,969,984 restricted shares of our common stock from Mark A. Weinzierl, one of our founders and a member of our board of directors, for an aggregate cash purchase price of approximately $35.4 million. We funded the transaction with available cash.  The shares repurchased represented approximately 19% of our total shares outstanding immediately prior to the transaction.  Effective as of the closing of the transaction, Mr. Weinzierl resigned from our board of directors.

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses.  We expensed $0.3 million for these services in 2003, $0.9 million in 2002 and $1.4 million in 2001.

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

Revenue Recognition

General. We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance products contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable.  When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations.  Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred.  Revenues from our Diagnostics products are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment.  For these products, we typically have no significant obligations subsequent to shipment.  If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied.  All shipping costs are included in cost of revenues in our consolidated statements of income.

Multiple element arrangements. Contracts for our Unified Assurance products involve multiple deliverables.  We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service period.  Post-contract support included in the initial licensing fee are allocated from the total contract amount based on the fair value of these services determined using VSOE.  Revenues from other services, such as training, are recognized when the services have been completed. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement are delivered.  This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

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

Inventory Reserves

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods.  We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory.  This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating inventory components.  Based on current backlog, expected orders and other expected demand, we forecast the usage of current stock.  We record reserves for obsolete and slow-moving parts of up to 100% for excess parts with insufficient demand or obsolete parts.  Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk. If market conditions deteriorate or the expected future demand for our products otherwise decreases, or if changes in our business strategy reduce our need for these components, our estimate of the carrying value of our inventory could be reduced by a material amount.

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors.  When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that is determined not to be realizable. As of December 31, 2003 and 2002, a valuation for deferred tax assets was not deemed necessary.  If the facts or financial results on which our estimates are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.  Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate.  We are currently not aware of any material issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial position or future results of operations.  However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  This statement is applicable to exit or disposal activities initiated after December 31, 2002.  The adoption of this standard did not have an effect on our financial position or results of operations.

Risk Factors

You should carefully consider the risks described below before making an investment decision regarding our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations. This document is qualified in its entirety by these risk factors.

If any of the following risks actually occur, they could materially harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline.

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

•                  the timing and level of our investments in research and development activities, and the timing and magnitude of our sales and marketing and general and administrative expenses;

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

Our financial results are also likely to fluctuate due to factors that impact our current and prospective customers. Expenditures by customers tend to vary in cycles that reflect overall economic conditions, individual budgeting and buying patterns and, in some cases, the ability of some of our customers to obtain the financing they require to make capital expenditures. Our business has been harmed by a soft economy, and we would be further harmed by a decline in the economic prospects of our customers or the economy in general. This harm would be exacerbated by a decline in the economic prospects of our current and prospective customers in Europe, as revenues from this region have historically represented the majority of our total revenues. In many cases, these adverse economic conditions have altered current and prospective customers’ capital spending priorities or budget cycles, which have extended our sales cycle. These adverse effects could continue and could impact our customers’ ability to meet their financial obligations to us. Our business also could be harmed by changes in customer spending patterns reflecting industry trends. For example, customer budgetary constraints have contributed to downward sales price pressure on some of our products and on renewals of product support agreements for our Unified Assurance products, which have adversely affected our revenues.  In addition, our financial results historically have been influenced by seasonal fluctuations, with orders tending to be strongest in the fourth quarter of each year and orders in our first quarter tending to be lower than the levels achieved in the preceding quarter. We believe that this seasonality has been due in large part to the capital appropriation practices of many of our customers.

As a result of all of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will remain profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Reduced communications spending, or consolidations or bankruptcies in the communications industry, could harm our business, financial condition and results of operations.

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by communications carriers and equipment manufacturers, and spending levels for future periods are difficult to predict.  Our business, financial condition and results of operations could be materially harmed in the event that economic or business conditions in our industry do not continue to improve. We could also be impacted in the event that there are consolidations of our current customers, which could result in the displacement of our products by a competitor’s products preferred by the other party to the consolidation, or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of uncollectible accounts receivable. Additionally, decreases in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

Our financial results could be materially harmed if demand for our new products is less than we anticipate or the performance of our products falls below the levels required by our customers.

A key component of our strategy is the ability to successfully develop, introduce and market new Unified Assurance and Diagnostics products and applications. Although we have obtained input from our customers and potential customers regarding our development and product strategy, we have made certain assumptions as to the needs of our customers and the features, functionality and performance expected by them. Our current or prospective customers may not order these new products and applications.

Also, purchase decisions regarding certain of our Unified Assurance products and applications may be made by individuals within organizations with which we have no significant existing relationships, such as customer service, sales and marketing, or information technology departments. We may not be successful in developing the relationships necessary to sell certain of our Unified Assurance products and applications.

In addition to the service quality management features of our Unified Assurance products, communications carriers also require systems to manage the quality of service of the other aspects of their customer-related activities, such as billing, trouble ticket management and inventory control.  As a result, in certain cases a communications carrier may seek the functionality that we offer as a component of a broader service quality management system, addressing all of these quality management needs, rather than through specific offerings from multiple vendors.  In such cases, the opportunity to provide these systems may only be offered to our competitors who have a broader product offering or to system integrators who would develop such functionality internally or purchase it from other vendors.  We cannot assure you that we would be considered by such system integrators to provide our products as part of the overall service quality management system.

Our revenues are highly concentrated among a small number of customers.

A large percentage of our revenues are typically derived from a small number of customers, and we expect this trend to continue. For example, in 2003 approximately 60% of our revenues were derived from the ten largest customers in the period, with British Telecom and Deutsche Telekom, on a combined basis, accounting for approximately 32% of total revenues. Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant repeat customers frequently account for a significant portion of our revenues in a given period. If we were to lose one or more of our significant repeat customers, our financial results could be harmed. Additionally, if one or more of these significant repeat customers experiences adverse conditions in its industry or operations, including the impact of any economic downturn or reduction in communications spending, these customers may not be able to meet their ongoing financial obligations to us or purchase additional products.

Changes or delays in the implementation or customer acceptance of our products could harm our financial results.

Revenues for our Unified Assurance products, which accounted for the majority of our total revenues in the year ended December 31, 2003, are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time due to site-readiness delays, the often comprehensive processes for testing and acceptance required by certain of our customers, insufficient personnel on the part of us or our customers to complete a project, the lengthening of implementation schedules due to the introduction of new features or applications, or other issues. Because a significant portion of our total revenues on a quarterly basis is derived from a small number of customer projects, product installation delays could materially harm our financial results for a particular period. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, we generally do not recognize revenue until acceptance is achieved. For new products, we typically recognize revenue initially upon acceptance. As a result, in cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for a failure to meet contractually agreed upon milestones or deadlines.

The sales cycle for our products is long, which could harm our quarterly financial results.

Sales of our Unified Assurance products, which since 1998 have accounted for the majority of our total revenues, are made predominantly to large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes. Sales to this type of customer generally require an extensive sales effort throughout the customer’s organization and final approval by an executive officer or other senior-level approval. We expend substantial funds and management effort pursuing these sales. Additionally, potential customers often maintain comprehensive processes for internal approval, contracting and procurement, which may cause potential sales to be delayed or foregone. As a result of these and other factors, the sales cycle for our products is long, historically ranging from six to 18 months for our Unified Assurance products (excluding the cycle for subsequent applications and enhancements, which varies widely) and averaging three months for occasional, large sales of our Diagnostics products. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and the deferral or loss of one or more significant sales could materially harm our financial results in a particular quarter, especially if there are significant sales and marketing expenses associated with any deferred or lost sales.

Competition is intense, may intensify and could result in increased downward pricing pressure, reduced margins and the loss of market share.

Competition for all of our products is intense, is expected to continue and in some cases may intensify. We compete principally with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. We compete to a lesser extent with systems developed internally by current and prospective customers. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could result in increased downward pricing pressure, reduced margins and the loss of market share. We continue to experience pressure on sales prices for our GeoProbe and Orion products, especially for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers.

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

•                  enhance our Unified Assurance and Diagnostics products;

•                  keep pace with evolving industry protocol standards, next-generation technologies and changing customer needs; and

•                  achieve broad market acceptance for our products.

We cannot assure you that we will achieve these objectives.

Over the long term, we expect carrier spending for traditional networks to continue to decrease, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards. We may not successfully develop or acquire additional competitive products for these emerging technologies and standards.

Products as complex as those currently under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of qualified technical personnel to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of these potential new products. Even if such potential new products are developed and introduced, we cannot assure you that they will achieve any significant degree of market acceptance. In addition, our products are implemented with our purpose-specific hardware platform and certain third-party hardware and software. We cannot assure you that we will be able to design and manufacture, or procure from third parties, the hardware and software necessary to successfully implement our new products and applications.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total revenues, and international revenues as a percentage of total revenues have increased in recent years. We expect revenues from international markets to continue to represent the majority of our total revenues for the foreseeable future. International business activities involve certain risks, including:

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

Our strategy may require that we pursue acquisitions, joint ventures or other business relationships.  We may not successfully develop these relationships to support our strategy or we may not receive the intended benefits of any future acquisitions, joint ventures or other business relationships.

Although in the past we have developed or licensed substantially all of our product technologies, some of the technologies, features and functionalities we are contemplating or which may be required to meet the perceived needs of our customers and potential customers may be more effectively and timely obtained through the acquisition of businesses, products or technologies from third-parties, or the establishment of joint venture, strategic partnership or other arrangements with firms already possessing such technologies.  We may also pursue such acquisitions or arrangements to expand our business, addressable markets and product offerings.  There can be no assurance that suitable and interested candidates for these activities will be identified, or if they are identified that any such acquisition or arrangement can be consummated on terms acceptable to us.

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

Our continued success is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patents, each of which affords only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations. We may not be successful in protecting our proprietary technology, or our proprietary rights may not provide us a meaningful competitive advantage.

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

Our two largest stockholders own approximately 40% of our common stock, which gives them effective control over the management and affairs of our company and could delay or prevent a change of control.

Two of our founders, Samuel S. Simonian, chairman of our board, and Elie S. Akilian, our president and chief executive officer and a director, collectively beneficially own approximately 40% of the outstanding shares of our common stock. Consequently, if these individuals were to act together, they could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They also effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, as two of the five members of our board of directors, Messrs. Simonian and Akilian have significant influence in directing the actions taken by our board.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. In the periods listed below, the market price of our common stock has ranged as follows:

	High	Low
2003
Fourth Quarter	$14.60	$11.09
Third Quarter	16.00	9.76
Second Quarter	10.50	5.87
First Quarter	8.25	5.78

2002
Fourth Quarter	$6.98	$4.15
Third Quarter	6.68	4.00
Second Quarter	10.30	5.71
First Quarter	11.05	7.91

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

The public markets have experienced significant volatility that has particularly affected the market prices of securities of many technology and communications companies for reasons that have often been unrelated to financial results. This volatility has and may in the future materially harm the market price of our common stock as well as our visibility and credibility in our markets.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. In both 2003 and 2002, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro.  Prior to 2002, less than 1% of total revenues had been denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.  Currently, we do not engage in hedging activities for our non-U.S. dollar business.

Our international subsidiaries operate in currencies other than the U.S. dollar, which results in translation gains and losses; however, the U.S. dollar is the functional currency of all our subsidiaries.  Currently, we do not engage in hedging activities for our international operations.  However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”  Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Currently, our cash is invested in bank deposits and money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115.  The carrying value of these cash equivalents approximates fair market value.  We also invest in U.S. Treasury bills.  U.S. Treasury bills with maturities that are less than 90 days are classified as cash equivalents.  U.S Treasury bills with maturities that are more than 90 days but less than one year are classified as short-term investments.  All U.S. Treasury bills are classified as held to maturity and carried at amortized cost.  Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates.  Assuming current levels of cash, if the per annum rate of interest earned on our invested cash were to change by 50 basis points, or 0.5%, our investment income would be impacted by approximately $0.6 million on an annual basis.

Item 8.  Financial Statements and Supplementary Data.

See our consolidated financial statements included in Part IV, Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  We carried out an evaluation as of December 31, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)         Changes in internal controls. There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the registrant.

Information called for by Item 10 will be included under the captions “Proposal 1, Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 will be included under the caption “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 will be included under the captions “Principal Stockholders” and “Proposal 2, Amendment of 1998 Employee Stock Purchase Plan” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 13.  Certain Relationships and Related Transactions.

Information called for by Item 13 will be included under the caption “Certain Transactions with Management” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

Item 14.  Principal Accountant Fees and Services.

Information called for by Item 14 will be included under the caption “Proposal 3, Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)          (1)          Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on the pages indicated:

(2)          Consolidated Financial Statement Schedule

Report of Independent Auditors
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

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

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Common Stock certificate (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (11)
10.2	Amended and Restated Registration Rights Agreement dated as of September 30, 2003 by and among the registrant, Samuel S. Simonian and Elie S. Akilian (12)
10.3	Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)
10.4	First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)
10.5	Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)
10.6	Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)
10.7	Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)
10.8	Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)
10.9	Letter Agreement dated June 2, 2000 between the registrant and Mark H. Kleinman (7) (10)
10.10	Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1) (7)
10.11	Stock Repurchase Agreement dated January 16, 2003 between the registrant and Mark A. Weinzierl (2)
10.12	Consulting Agreement dated April 1, 2002 between Epygi Technologies, Ltd. and the registrant (9)
21.1	Subsidiaries of the registrant (3)
23.1	Consent of Ernst & Young LLP (3)
24.1	Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof
31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-59753) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Management contract or compensatory plan or arrangement.
(8)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(b)                                 Reports on Form 8-K

During the three months ended December 31, 2003 we furnished one Report on Form 8-K.  Information regarding each item reported on is listed below.

Date Filed or Furnished	Item No.	Description
October 21, 2003	Item 12	On October 21, 2003, we announced our results of operations for our fiscal quarter ended September 30, 2003.*

*This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INET TECHNOLOGIES, INC.

Date: January 30, 2004	By:	/s/ Elie S. Akilian
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

Date: January 30, 2004	By:	/s/ Samuel S. Simonian
Samuel S. Simonian
Chairman of the Board

Date: January 30, 2004	By:	/s/ Elie S. Akilian
Elie S. Akilian
President, Chief Executive Officer and Director
(Principal executive officer)

Date: January 30, 2004	By:	/s/ Jeffrey A. Kupp
Jeffrey A. Kupp
Vice President and Chief Financial Officer
(Principal financial and accounting officer)

Date: January 30, 2004	By:	/s/ James R. Adams
James R. Adams
Director

Date: January 30, 2004	By:	/s/ George H. Heilmeier
George H. Heilmeier
Director

Date: January 30, 2004	By:	/s/ M. Samuel Self
M. Samuel Self
Director

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Inet Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Inet Technologies, Inc., (the Company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inet Technologies, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Dallas, Texas

January 26, 2004

INET TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$118,527	$189,076
Short-term investments	55,034	—
Trade accounts receivable, net of allowance for doubtful accounts of $514 at December 31, 2003 and $484 at December 31, 2002	10,870	10,211
Unbilled receivables	146	155
Inventories	7,924	7,458
Deferred income taxes	1,628	850
Other current assets	5,055	4,909
Total current assets	199,184	212,659
Property and equipment, net	11,330	15,215
Deferred income taxes	217	—
Other assets	613	300
Total assets	$211,344	$228,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,919	$1,078
Income taxes payable	2,408	1,792
Accrued compensation and benefits	4,115	4,113
Deferred revenues	21,554	18,323
Other accrued liabilities	3,724	4,894
Total current liabilities	33,720	30,200
Deferred tax liabilities	—	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 25,000,000 Issued shares — None	—	—
Common stock, $.001 par value:
Authorized shares — 175,000,000 Issued shares — 47,159,643 at December 31, 2003 and 47,157,543 at December 31, 2002	47	47
Additional paid-in capital	77,866	75,075
Unearned stock compensation	(2,610)	(407)
Retained earnings	134,932	123,241
Treasury stock, 8,240,060 common shares at December 31, 2003 and no common shares at December 31, 2002, at cost	(32,611)	—
Total stockholders’ equity	177,624	197,956
Total liabilities and stockholders’ equity	$211,344	$228,174

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001

Revenues:
Product and license fees	$73,012	$74,605	$84,109
Services	30,807	27,281	22,906
Total revenues	103,819	101,886	107,015

Cost of revenues:
Product and license fees	19,907	26,705	34,748
Services	14,219	12,620	8,851
Total cost of revenues	34,126	39,325	43,599

Gross profit	69,693	62,561	63,416
Operating expenses:
Research and development	29,789	29,820	39,332
Sales and marketing	15,526	16,507	18,771
General and administrative	9,167	7,982	9,656
Restructuring costs	—	224	2,048
	54,482	54,533	69,807
Income (loss) from operations	15,211	8,028	(6,391)
Other income (expense):
Interest income	1,411	2,591	5,579
Other income (expense)	(181)	163	(285)
	1,230	2,754	5,294
Income (loss) before provision for income taxes	16,441	10,782	(1,097)
Provision (benefit) for income taxes	4,750	3,173	(1,290)
Net income	$11,691	$7,609	$193

Earnings per common share:
Basic	$0.30	$0.16	$0.00
Diluted	$0.30	$0.16	$0.00

Weighted-average shares outstanding:
Basic	39,059	46,964	46,633
Diluted	39,517	47,084	47,087

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional Paid-in Capital	Unearned Stock Compensation	Retained Earnings			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount

Balance at December 31, 2000	46,319,633	$46	$69,935	$—	$115,439	—	$—	$185,420
Issuance of common stock under employee stock option and stock purchase plans	437,376	1	2,869	—	—	—	—	2,870
Net income	—	—	—	—	193	—	—	193
Balance at December 31, 2001	46,757,009	47	72,804	—	115,632	—	—	188,483
Issuance of restricted stock	84,000	—	425	(425)	—	—	—	—
Amortization of restricted stock awards	—	—	—	18	—	—	—	18
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $242	316,534	—	1,846	—	—	—	—	1,846
Net income	—	—	—	—	7,609	—	—	7,609
Balance at December 31, 2002	47,157,543	47	75,075	(407)	123,241	—	—	197,956
Repurchase of common stock	—	—	—	—	—	9,001,274	(35,644)	(35,644)
Issuance of restricted stock	—	—	1,788	(2,550)	—	(193,000)	762	—
Amortization of restricted stock awards	—	—	—	347	—	—	—	347
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $527	2,100	—	1,003	—	—	(568,214)	2,271	3,274
Net income	—	—	—	—	11,691	—	—	11,691
Balance at December 31, 2003	47,159,643	$47	$77,866	$(2,610)	$134,932	8,240,060	$(32,611)	$177,624

See accompanying notes to consolidated financial statements.

INET TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$11,691	$7,609	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,867	7,078	7,875
Amortization of purchase discount on investments	(35)	—	—
Loss on sale or disposal of assets	4	10	326
Deferred income taxes (benefits)	(1,013)	1,294	(948)
Stock compensation	347	18	—
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(659)	4,723	32,700
(Increase) decrease in unbilled receivables	9	1,800	(30)
(Increase) decrease in inventories	(466)	4,996	(3,073)
Decrease in income taxes receivable	—	615	11,422
(Increase) decrease in other assets	(459)	539	(2,154)
Increase (decrease) in accounts payable	841	140	(3,691)
Increase in income taxes payable	1,143	2,034	—
Increase (decrease) in accrued compensation and benefits	2	1,638	(5,410)
Increase (decrease) in deferred revenues	3,231	1,530	(5,951)
Increase (decrease) in other accrued liabilities	(170)	849	(2,331)
Net cash provided by operating activities	21,333	34,873	28,928

Cash flows from investing activities:
Purchases of short-term investments	(54,999)	—	—
Purchases of property and equipment	(3,986)	(2,290)	(8,470)
Net cash used in investing activities	(58,985)	(2,290)	(8,470)

Cash flows from financing activities:
Repurchase of common stock	(35,644)	—	—
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	2,747	1,604	3,012
Net cash provided by (used in) financing activities	(32,897)	1,604	3,012

Net increase (decrease) in cash and cash equivalents	(70,549)	34,187	23,470
Cash and cash equivalents at beginning of period	189,076	154,889	131,419
Cash and cash equivalents at end of period	$118,527	$189,076	$154,889

Supplemental disclosures:
Income taxes paid	$2,564	$2,182	$508

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits, money-market funds and U.S. Treasury bills.  All highly-liquid securities with original maturities of three months or less are classified as cash equivalents. The carrying value of our bank deposits and money-market funds approximates fair market value.  Our U.S. Treasury bills are classified as held to maturity and carried at amortized cost.

Short-term Investments

Our short-term investments are classified as held to maturity and carried at amortized cost. Interest income includes amortization of the purchase discounts. At December 31, 2003, our short-term investments were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$55,034	—	—	$55,034

At December 31, 2002, we did not have any short-term investments.

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories consist of the following (in thousands):

	December 31,
	2003	2002

Raw materials	$3,498	$3,774
Work-in-process	219	445
Finished goods	4,207	3,239
	$7,924	$7,458

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods.  We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory.  This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating inventory components.  Based on current backlog, expected orders and other expected demand, we forecast the usage of current stock.  We record reserves for obsolete and slow-moving parts of up to 100% for excess parts with insufficient demand or obsolete parts.  Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over their estimated useful lives, as follows:

Computers and other equipment	3-5 years
Software	3 years
Office furniture and fixtures	7 years
Leasehold improvements	Term of lease

Reviews are performed to determine whether facts or circumstances exist that indicate the carrying values of our fixed assets are impaired. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Revenue Recognition

We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our GeoProbe, Orion and Beamer products contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable.  When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations.  Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred.  Revenues from our Diagnostics products are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment.  For these products, we typically have no significant obligations subsequent to shipment.  If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied.  All shipping costs are included in cost of revenues in our consolidated statements of operations.

Contracts for our Unified Assurance products typically involve multiple deliverables.  We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, hardware replacements, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the contract period.  Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.  Revenues from other services, such as training, are recognized when the services have been completed.

Deferred revenues represent amounts billed to customers, but not yet recognized as revenue.  Unbilled receivables represent amounts recognized as revenue, but not yet billed to customers.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. All cash equivalents are maintained with nationally recognized financial institutions, which are insured to lessen the risk of loss.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001

Numerator:
Net income for basic and diluted earnings per share	$11,691	$7,609	$193
Denominator:
Denominator for basic earnings per share — weighted-average shares	39,059	46,964	46,633
Dilutive securities: Employee stock options and purchase rights	458	120	454
Denominator for diluted earnings per share — adjusted weighted-average shares	39,517	47,084	47,087

Basic earnings per common share	$0.30	$0.16	$0.00

Diluted earnings per common share	$0.30	$0.16	$0.00

Outstanding employee stock options to purchase 1,769,912 shares at December 31, 2003, 3,412,435 shares at December 31, 2002 and 2,194,397 shares at December 31, 2001, were not included in the respective earnings per share calculations because the effect of their inclusion would have been anti-dilutive.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  At December 31, 2003, we had three stock-based compensation plans covering employees and directors.  These plans are described more fully in Note 7.  We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation.  Through December 31, 2003, there have been no significant grants to non-employees.  Unearned stock compensation related to our Stock Issuance Program described in Note 7 was $2.6 million as of December 31, 2003 and $0.4 million as of December 31, 2002.  We had no unearned stock compensation at December 31, 2001.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we also disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123.  The pro forma impact of applying SFAS 123 in fiscal 2003, 2002 and 2001 will not necessarily be representative of the pro forma impact in future years.  Our pro forma information is as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001

Net income, as reported	$11,691	$7,609	$193
Stock compensation expense recorded under the intrinsic value method, net of income taxes	259	13	—
Pro forma stock compensation (expense) computed under the fair value method, net of income taxes	(3,900)	(12,877)	(21,702)
Pro forma net income (loss)	$8,050	$(5,255)	$(21,509)

Basic earnings per common share, as reported	$0.30	$0.16	$0.00
Diluted earnings per common share, as reported	$0.30	$0.16	$0.00

Pro forma basic earnings (loss) per common share	$0.21	$(0.11)	$(0.46)
Pro forma diluted earnings (loss) per common share	$0.20	$(0.11)	$(0.46)

Inputs used for the fair value method for our employee stock options are as follows:

	Years Ended December 31,
	2003	2002	2001

Volatility	0.91	0.99	1.09
Weighted-average expected lives	3.63	3.70	3.70
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	2.62%	2.02%	4.62%
Weighted-average fair value of options granted	$8.02	$3.59	$10.68

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Years Ended December 31,
	2003	2002	2001

Volatility	0.97	1.02	1.07
Weighted-average expected lives	0.50	0.50	0.50
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	1.31%	1.70%	3.02%
Weighted-average fair value of employee stock purchase rights	$2.95	$3.10	$9.05

Income Taxes

Our income taxes are computed using the asset and liability method of accounting.  Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards.

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors.  When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of December 31, 2003 and 2002, a valuation for deferred tax assets was not deemed necessary.  Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.  Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate.  We are currently not aware of any material issues that have been raised by taxing jurisdictions and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on the financial position or future results of operations.  However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of this standard did not have an effect on our financial position or results of operations.

Note 2 - Related Party Transactions

In October 2003, we completed an underwritten secondary offering of our common stock.  All shares were offered by two of our founders, Elie S. Akilian, our president, chief executive officer and director, and Samuel S. Simonian, the chairman of our board of directors.  Since we did not issue any new shares, we did not receive any of the proceeds from the sale of common stock.  We effected the offering pursuant to a demand made by the selling shareholders in accordance with the rights granted to them under the registration rights agreement dated July 23, 1998.  We paid all of the expenses of the offering incurred by us and certain fees and expenses of the selling stockholders, excluding underwritten discounts and commissions.  Total expenses of approximately $0.4 million for accounting, legal and professional fees are included on our 2003 financial statements.

Effective September 30, 2003, we amended and extended the July 23, 1998 registration rights agreement.  Under the new agreement, Messrs. Akilian and Simonian will each be entitled to demand, prior to October 1, 2008, up to two registrations of firm-commitment underwritten offerings of their common stock.  The selling stockholder or stockholders will be required to pay all of their and our expenses incurred in connection with any demand-based registrations.

On January 21, 2003, we repurchased in a privately-negotiated transaction 8,969,984 restricted shares of our common stock from Mark A. Weinzierl, one of our founders and a member of our board of directors, for an aggregate cash purchase price of approximately $35.4 million. We funded the transaction with available cash.  The shares repurchased represented approximately 19% of our total shares outstanding immediately prior to the transaction.  Effective as of the closing of the transaction, Mr. Weinzierl resigned from our board of directors.

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses.  We expensed $0.3 million for these services in 2003, $0.9 million in 2002 and $1.4 million in 2001.

Note 3 – Restructuring Costs

In the quarter ended September 30, 2002, we recorded a restructuring charge of approximately $0.4 million related primarily to a workforce reduction of approximately 35 employees. The reduction affected all areas of the company.  The charge consisted primarily of employee severance of approximately $0.3 million and professional fees and outplacement services of approximately $0.1 million.  At December 31, 2002, the balance of these costs that remained to be paid was approximately $0.1 million.  At December 31, 2003, substantially all costs associated with this restructuring had been paid.

In May 2001, we announced our decision to refocus our strategy and streamline operations to reduce our cost structure in response to the generally weakened economic environment and changing demand characteristics in some of our markets.  As part of this decision, we discontinued all efforts with respect to our VIATM softswitch offering and reduced our workforce by approximately 115 employees.  The reduction affected all areas of the company. We recorded a restructuring charge for the three months ended June 30, 2001 of approximately $1.7 million, which consisted of employee severance of approximately $1.1 million, professional fees and outplacement services of approximately $0.3 million and the write-off of assets related to the VIA softswitch of approximately $0.3 million. In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to professional fees.  In the third quarter of 2002, we decreased this charge by $0.2 million due to changes in previous estimates related to professional fees and employee-related obligations. All costs associated with this restructuring were paid by December 31, 2002.

We recorded a restructuring charge for the three months ended March 31, 2001 of approximately $0.5 million related primarily to a workforce reduction of approximately 40 employees. The reduction affected all areas of the company.  The charge consisted primarily of employee severance, professional fees and outplacement services.  In the fourth quarter of 2001, we decreased this charge by $0.1 million due to changes in previous estimates related to severance and professional fees.  All costs associated with this workforce reduction were paid by December 31, 2002.

Note 4 - Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002

Computer and other equipment	$26,244	$23,991
Software	7,376	6,900
Office furniture, fixtures and leasehold improvements	8,545	8,336
	42,165	39,227
Less accumulated depreciation and amortization	30,835	24,012
	$11,330	$15,215

Note 5 - Income Taxes

Components of the provision (benefit) for income taxes were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Current federal provision (benefit)	$4,633	$1,194	$(450)
Current state provision	584	335	—
Current foreign provision	545	350	139
Deferred federal provision (benefit)	(967)	1,306	(1,116)
Deferred state provision (benefit)	(45)	(12)	137
	$4,750	$3,173	$(1,290)

The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Provision (benefit) computed at federal statutory rate	$5,754	$3,774	$(384)
Research and development tax credits	(828)	(902)	(1,072)
Extraterritorial income exclusion	(653)	(216)	(92)
State income taxes (benefits), net of federal tax effect	379	210	(14)
Other	98	307	272
	$4,750	$3,173	$(1,290)

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2003	2002

Deferred tax assets:
Deferred revenues	$824	$—
Depreciation	217	—
Inventories	219	412
Allowance for doubtful accounts	203	192
Reserves and other accrued expenses not currently deductible for tax purposes	382	411
Total deferred tax assets	1,845	1,015
Deferred tax liabilities:
Depreciation	—	(18)
Deferred revenues	—	(54)
Other	—	(111)
Total deferred tax liabilities	—	(183)
	$1,845	$832

Note 6 – Commitments and Contingencies

We lease our corporate office facility, as well as facilities near the cities of London, England;  Frankfurt, Germany; Paris, France and Milan, Italy under noncancelable operating lease agreements. Rental expense for these operating leases was $6.3 million in 2003, $6.0 million in 2002 and $6.0 million in 2001.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and the operating leases.  The following table summarizes our contractual cash obligations as of December 31, 2003 (in thousands):

2004

2005

2006

2007

2008

Thereafter

Purchase commitments	$4,595	$—	$—	$—	$—	$—
Operating leases	6,097	6,248	6,348	6,348	6,348	11,566
Total	$10,692	$6,248	$6,348	$6,348	$6,348	$11,566

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

Note 7 - Stockholders’ Equity

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

Stock Option and Employee Stock Purchase Plans

Our 1998 Stock Option/Stock Issuance Plan, or the 1998 Plan, is our successor equity incentive program to our 1995 Employee Stock Option Plan, or the 1995 Plan. The 1998 Plan became effective on July 23, 1998 upon adoption by our board of directors and was subsequently approved by our stockholders on July 23, 1998 and ratified by our stockholders on May 12, 2003. At December 31, 2003, common stock authorized for issuance pursuant to options granted or available for grant under the 1998 Plan was 6,413,611 shares. The share reserve automatically increases on the first trading day of January each calendar year by a number of shares equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year.  No such annual increase can exceed 500,000 shares.  In no event may any one participant in the 1998 Plan receive option grants or direct stock issuances for more than 1,000,000 shares in the aggregate in a calendar year.  During the year ended December 31, 2003, all stock options granted were under the 1998 Plan.

The 1998 Plan is divided into three separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in our employ or service (including officers, non-employee directors and consultants) may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price determined by the plan administrator, which is generally the fair market value of those shares on the grant date, (ii) the Stock Issuance Program, under which such individuals may, in the plan administrator’s discretion, be issued shares of common stock directly, through the purchase of such shares at a price determined by the plan administrator or as a bonus tied to the performance of services and (iii) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date.  Generally, options granted under the Discretionary Option Grant Program become exercisable ratably over a period of four years and expire ten years from the date of grant.  Options granted under the Automatic Option Grant Program are immediately exercisable, vest ratably over a period of one or three years, and expire ten years from the date of grant. Generally, restricted stock granted under the Stock Issuance Program vest ratably over a period of three or four years. Upon a grantee’s termination of service, any unvested shares of restricted stock may be repurchased by us at the fair market value on the date of grant. Share right awards granted under the Stock Issuance Program pursuant to which the grantee may receive a specified number of shares upon the attainment of specified performance goals or service requirements vest ratably over a period of four years. Upon a grantee’s termination of service, any unvested restricted stock units are canceled.

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

Stock option transactions for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	Years Ended December 31,
	2003		2002		2001
	Number of Options	Weighted - Average Exercise Price	Number of Options	Weighted - Average Exercise Price	Number of Options	Weighted - Average Exercise Price
Outstanding at beginning of period	3,807,133	$22.61	3,805,649	$24.38	2,571,500	$30.56
Granted	910,300	12.90	388,400	5.59	1,882,022	15.04
Exercised	(209,907)	6.90	(29,850)	3.98	(249,250)	3.32
Forfeited	(617,990)	31.13	(357,066)	24.50	(398,623)	33.33
Outstanding at end of period	3,889,536	19.83	3,807,133	22.61	3,805,649	24.38
Weighted-average fair value of options granted during the period	$8.02		$3.59		$10.68

At December 31, 2003, 1,831,617 shares were exercisable at a weighted-average exercise price of $24.76 and 2,524,075 shares were available for future grants to employees under the 1998 Plan.

Information related to options outstanding at December 31, 2003 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$1.15 - $5.06	443,650	7.13	$4.73	228,825	$4.44
$5.11 - $8.20	901,846	7.47	8.11	392,861	8.17
$8.21 - $20.63	1,449,425	8.71	13.84	410,363	15.62
$22.56 - $45.50	676,440	6.62	38.84	506,303	38.71
$46.00 - $67.00	418,175	6.45	51.11	293,265	51.53

Restricted stock grants under our Stock Issuance Program totaled 193,000 shares in 2003 and 84,000 shares in 2002.  Unearned stock compensation associated with these grants totaled $2.6 million in 2003 and $0.4 million in 2002 and is being recognized ratably over the vesting period. We had no restricted stock grants in 2001.  In 2003, we granted 19,000 share right awards.  Compensation expense associated with these share right awards grants is being recognized ratably over the vesting period.  We had no share right awards in 2002 or 2001.

Our Employee Stock Purchase Plan, or the Purchase Plan, was adopted by our board of directors and approved by our stockholders on July 23, 1998. The Purchase Plan provides for the issuance of up to 1,250,000 shares of common stock.  Eligible employees can have up to 15% of their earnings withheld, subject to certain limitations, to be used to purchase shares of our common stock on every January 31st and July 31st.  The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or the fair market value of the common stock on the specified purchase date.  The Purchase Plan has been implemented in a series of successive offering periods, each with a maximum duration of 24 months.  At December 31, 2003, 1,006,941 shares had been issued under the Purchase Plan and 243,059 shares were reserved for future purchases under the Purchase Plan.

Note 8 - Segment Information

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

	Years Ended December 31,
	2003	2002	2001

United States	26.8%	27.8%	38.3%
Export:
Asia/Pacific	7.6	8.0	5.5
Europe, Middle East and Africa	63.9	60.9	51.9
Other	1.7	3.3	4.3
Total export revenues	73.2	72.2	61.7
	100.0%	100.0%	100.0%

We have no significant long-lived assets deployed outside of the U.S.

In both 2003 and 2002, British Telecom accounted for approximately 21% of total revenues and Deutsche Telekom accounted for approximately 11% of total revenues. In 2001, revenues from Deutsche Telekom accounted for approximately 12% of total revenues. If we were to lose one or more of our significant customers, our financial results could be harmed.  Sales to customers in the United Kingdom accounted for approximately 30% of total revenues in 2003, approximately 27% of total revenues in 2002 and approximately 19% of total revenues in 2001. Sales to customers in Germany accounted for approximately 12% of total revenues in 2003, approximately 11% of total revenues during 2002 and approximately 14% of total revenues during 2001.  No other individual customer or country accounted for 10% or more of total revenues in 2003, 2002 or 2001.

Note 9 - Employee Benefit Plan

We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code, or the Code. The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 25%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. We may make contributions to the plan at the discretion of our board of directors. We accrued discretionary contributions to the plan totaling $0.6 million in both 2003 and 2002. No discretionary contributions were accrued in 2001.

Note 10 - Quarterly Financial Information (unaudited)

The following table contains selected financial information from unaudited consolidated statements of operations for each quarter of 2003 and 2002.

	Quarter Ended
	2003				2002
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Revenues	$27,271	$26,034	$25,472	$25,042	$25,015	$23,156	$26,220	$27,495
Gross profit	18,313	17,574	15,833	17,973	16,341	13,173	14,942	18,105
Net income	3,387	2,778	2,271	3,255	2,738	806	1,325	2,740
Basic earnings per share (1)	$0.09	$0.07	$0.06	$0.08	$0.06	$0.02	$0.03	$0.06
Diluted earnings per share (1)	$0.09	$0.07	$0.06	$0.08	$0.06	$0.02	$0.03	$0.06
Shares used in computing basic earnings per share	38,852	38,612	38,400	40,395	47,116	47,011	46,888	46,838
Shares used in computing diluted earnings per share	39,567	39,238	38,689	40,563	47,191	47,043	47,092	47,194

(1)     Earnings per common share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per common share information may not equal the annual earnings per common share due to rounding differences.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Inet Technologies, Inc.

We have audited the consolidated financial statements of Inet Technologies, Inc. as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 26, 2004. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Dallas, Texas
January 26, 2004

INET TECHNOLOGIES, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Balance at Beginning of Year	Additions or Deductions Charged (Credited) to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2003:
Deducted from asset accounts— Allowance for doubtful accounts	$484	$31	$(1)	$514

Year ended December 31, 2002:
Deducted from asset accounts— Allowance for doubtful accounts	$723	$(259)	$20	$484

Year ended December 31, 2001:
Deducted from asset accounts— Allowance for doubtful accounts	$1,065	$(105)	$(237)	$723

(1)     Activity includes uncollectible accounts written off, net of recoveries.

INET TECHNOLOGIES, INC.
INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Common Stock certificate (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (11)
10.2	Amended and Restated Registration Rights Agreement dated as of September 30, 2003 by and among the registrant, Samuel S. Simonian and Elie S. Akilian (12)
10.3	Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)
10.4	First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (4)
10.5	Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (8)
10.6	Lease dated as of January 27, 2000 by and among Collins Crossing, LTD. and the registrant (5)
10.7	Lease Amendment No. 1 dated March 31, 2000 by and among Collins Crossing, LTD. and the registrant (6)
10.8	Lease Amendment No. 2 dated June 1, 2000 by and among Collins Crossing, LTD. and the registrant (6)
10.9	Letter Agreement dated June 2, 2000 between the registrant and Mark H. Kleinman (7) (10)
10.10	Inet Technologies, Inc. 1998 Stock Option/Stock Issuance Plan (1) (7)
10.11	Stock Repurchase Agreement dated January 16, 2003 between the registrant and Mark A. Weinzierl (2)
10.12	Consulting Agreement dated April 1, 2002 between Epygi Technologies, Ltd. and the registrant (9)
21.1	Subsidiaries of the registrant (3)
23.1	Consent of Ernst & Young LLP (3)
24.1	Power of Attorney, pursuant to which amendments to this report may be filed, is included on the signature page contained in Part IV hereof
31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-59753) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Management contract or compensatory plan or arrangement.
(8)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.