Form 10-Q
period 2004-03-31
INET TECHNOLOGIES INC
filed 2004-04-22
CIK 1065351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒  No  ☐

Number of shares of common stock outstanding at April 20, 2004:  39,220,388

Inet Technologies, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$72,898	$118,527
Short-term investments	99,267	55,034
Trade accounts receivable, net of allowance for doubtful accounts of $514 at March 31, 2004 and December 31, 2003	15,066	10,870
Unbilled receivables	236	146
Inventories	8,957	7,924
Deferred income taxes	1,829	1,628
Other current assets	6,007	5,055
Total current assets	204,260	199,184
Property and equipment, net	10,741	11,330
Deferred income taxes	201	217
Other assets	614	613
Total assets	$215,816	$211,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,037	$1,919
Income taxes payable	3,181	2,408
Accrued compensation and benefits	2,593	4,115
Deferred revenues	20,977	21,554
Other accrued liabilities	4,365	3,724
Total current liabilities	33,153	33,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 25,000,000 Issued shares — None	—	—
Common stock, $.001 par value:
Authorized shares — 175,000,000 Issued shares — 47,159,643 at March 31, 2004 and December 31, 2003	47	47
Additional paid-in capital	78,191	77,866
Unearned compensation	(2,423)	(2,610)
Retained earnings	138,208	134,932
Treasury stock, 7,939,255 common shares at March 31, 2004 and 8,240,060 common shares at December 31, 2003, at cost	(31,360)	(32,611)
Total stockholders’ equity	182,663	177,624
Total liabilities and stockholders’ equity	$215,816	$211,344

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003

Revenues:
Product and license fees	$19,647	$17,518
Services	7,565	7,524
Total revenues	27,212	25,042

Cost of revenues:
Product and license fees	5,227	2,902
Services	3,188	4,167
Total cost of revenues	8,415	7,069

Gross profit	18,797	17,973
Operating expenses:
Research and development	8,126	7,685
Sales and marketing	4,307	3,515
General and administrative	2,261	2,419
	14,694	13,619
Income from operations	4,103	4,354
Other income (expense):
Interest income	369	426
Other income (expense)	(155)	16
	214	442
Income before provision for income taxes	4,317	4,796
Provision for income taxes	1,041	1,541
Net income	$3,276	$3,255

Earnings per common share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted-average shares outstanding:
Basic	39,119	40,395
Diluted	39,788	40,563

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount

Balance at December 31, 2003	47,159,643	$47	$77,866	$(2,610)	$134,932	8,240,060	$(32,611)	$177,624
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $240	—	—	325	—	—	(300,805)	1,251	1,576
Net income	—	—	—	—	3,276	—	—	3,276
Amortization of restricted stock awards	—	—	—	187	—	—	—	187
Balance at March 31, 2004	47,159,643	$47	$78,191	$(2,423)	$138,208	7,939,255	$(31,360)	$182,663

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$3,276	$3,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,449	1,803
Amortization of purchase discounts on investments	(205)	—
Stock compensation	187	141
Deferred income taxes	(185)	—
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(4,196)	(1,527)
Increase in unbilled receivables	(90)	(25)
Increase in inventories	(1,033)	(967)
Increase in other assets	(953)	(217)
Increase in accounts payable	118	395
Increase in taxes payable	1,013	1,316
Decrease in accrued compensation and benefits	(1,522)	(1,302)
Increase (decrease) in deferred revenues	(577)	5,688
Increase in other accrued liabilities	641	1,250
Net cash provided by (used in) operating activities	(2,077)	9,810

Cash flows from investing activities:
Purchases of short-term investments	(44,028)	—
Purchases of property and equipment	(860)	(932)
Net cash used in investing activities	(44,888)	(932)

Cash flows from financing activities:
Repurchase of common stock	—	(35,431)
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,336	616
Net cash provided by (used in) financing activities	1,336	(34,815)

Net decrease in cash and cash equivalents	(45,629)	(25,937)
Cash and cash equivalents at beginning of period	118,527	189,076
Cash and cash equivalents at end of period	$72,898	$163,139

Supplemental disclosure:
Income taxes paid	$48	$155

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 -          Summary of Significant Accounting Policies

The Company

Inet Technologies, Inc. is a global provider of communications software products that enable communications carriers to more strategically and profitably operate their businesses. Our Unified Assurance SolutionTM and our Diagnostics products help our customers reduce capital and operating expenditures, improve customer acquisition and retention rates, protect and grow revenues, and more quickly and effectively develop products or services. Our products address next-generation networks, including mobile data and voice-over-packet technologies, and traditional networks.

Consolidation

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included.  These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2003 included in our Form 10-K filed with the Securities and Exchange Commission, or SEC, on January 30, 2004.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, we make significant estimates and assumptions in the areas of revenue recognition, accounts receivable, inventories and taxes. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Basis of Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits, money-market funds and commercial paper.  All highly-liquid securities with original maturities of three months or less are classified as cash equivalents.

The carrying value of our bank deposits and money-market funds approximates fair market value.  Our commercial paper is classified as held to maturity and carried at amortized cost.

Short-term Investments

Our short-term investments are classified as held to maturity and carried at amortized cost. Interest income includes amortization of the purchase discounts.

At March 31, 2004, our short-term investments were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$75,242	$3	$—	$75,245
U.S. government agency discount notes	24,025	—	2	24,023
Total short-term investments	$99,267	$3	$2	$99,268

At December 31, 2003, our short-term investments were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$55,034	—	—	$55,034

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

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.  At March 31, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$3,430	$3,498
Work-in-process	128	219
Finished goods	5,399	4,207
	$8,957	$7,924

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

Revenue Recognition

We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance products contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable.  When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations.  Revenues from arrangements that include significant acceptance terms and/or provisions and revenues from arrangements that include significant developmental items are recognized when acceptance has occurred.  Revenues from our Diagnostics products are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment.  For these products, we typically have no significant obligations subsequent to shipment.  If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied.  All shipping costs are included in cost of revenues in our condensed consolidated statements of income.

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

In the preparation of our provision for income taxes, there may be many transactions and calculations where the ultimate tax outcome is uncertain.  The calculation of tax liabilities and the determination of whether deferred tax assets will be realized in full or in part involves dealing with uncertainties in the application of complex and potentially changing tax laws.  Therefore, we must estimate several factors.  For example, when it is more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of March 31, 2004 and December 31, 2003, a valuation for deferred tax assets was not deemed necessary.  If the facts underlying our determination or our financial results were to change in a manner impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.  Additionally, because our income tax returns are subject to review and examination in the various jurisdictions in which we operate, the Company recognizes potential liabilities for anticipated tax issues and adjusts those potential liabilities based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due.  We are currently not aware of any material issues that have been raised by taxing jurisdictions, and management believes that all income tax issues that may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial condition or results of operations.  However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Our annual effective tax rate is currently expected to be 29.5% for the year ending December 31, 2004.  This tax rate differs from the 35% statutory corporate tax rate primarily due to the effect of the extraterritorial income exclusion and research and development tax credits.  This tax rate currently reflects the impact of research and development tax credits through June 2004 at which time the statute expires.  As such, our effective tax rate could be impacted if the research and development tax credit was extended or reinstated.  Our tax rate could also be impacted by our adjustment of certain tax accounts if the statute of limitations were to expire on open tax years.

During the three months ended March 31, 2004, our effective tax rate of approximately 24.1% was also impacted by the effect of adjustments to the balance of our state tax liability and the balance of our deferred tax assets based on information developed in the quarter.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  At March 31, 2004, we had three stock-based compensation plans covering employees and directors.  We account for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation.  Through March 31, 2004, there have been no grants to non-employees other than grants to our non-employee directors under our automatic option grant program.  As of March 31, 2004, unearned stock compensation related to restricted stock grants was approximately $2.4 million.  As of December 31, 2003, unearned stock compensation related to restricted stock grants was approximately $2.6 million.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines in accounting for employee stock options and employee stock purchase rights, we are required to disclose pro forma net income and net income per share as if we had adopted SFAS 123 in accounting for employee stock options and restricted stock issuances and employee stock purchase rights.  The pro forma impact of applying SFAS 123 in the three months ended March 31, 2004 and the three months ended March 31, 2003 will not necessarily be representative of the pro forma impact in future periods.  Our pro forma information is as follows (in thousands, except per share data):

	Three months ended March 31,
	2004	2003

Net income, as reported	$3,276	$3,255
Stock compensation expense recorded under the intrinsic value method, net of income taxes	135	96
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(1,988)	(2,499)
Pro forma net income	$1,423	$852

Basic earnings per common share, as reported	$0.08	$0.08
Diluted earnings per common share, as reported	$0.08	$0.08

Pro forma basic earnings per common share	$0.04	$0.02
Pro forma diluted earnings per common share	$0.04	$0.02

Inputs used for the fair value method for our employee stock options are as follows:

	Three months ended March 31,
	2004	2003

Volatility	0.89	0.97
Weighted-average expected lives	3.00	3.68
Expected dividend yields	—	—
Weighted-average risk-free interest rates	1.94%	2.10%
Weighted-average fair value of options granted	$7.23	$4.15

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Three months ended March 31,
	2004	2003

Volatility	0.91	0.98
Weighted-average expected lives	0.50	0.50
Expected dividend yields	—	—
Weighted-average risk-free interest rates	1.15%	1.32%
Weighted-average fair value of employee stock purchase rights	$5.17	$2.52

Note 2 -                        Related Party Transactions

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses.  We expensed approximately $0.1 million for these services in both the three months ended March 31, 2004 and the three months ended March 31, 2003.

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

Note 3 -                        Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003

Numerator:
Net income for basic and diluted earnings per share	$3,276	$3,255
Denominator:
Denominator for basic earnings per share — weighted-average shares	39,119	40,395
Dilutive securities: Employee stock options and purchase rights	669	168
Denominator for diluted earnings per share — adjusted weighted-average shares	39,788	40,563

Basic earnings per common share	$0.08	$0.08
Diluted earnings per common share	$0.08	$0.08

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

	Three months ended March 31,
	2004	2003

United States	37.8%	19.2%
Export:
Asia/Pacific	5.2	8.0
Europe, Middle East and Africa	54.7	71.2
Other	2.3	1.6
Total export	62.2	80.8
	100.0%	100.0%

In the three months ended March 31, 2004, revenues from one international wireline customer accounted for approximately 18% of total revenues, revenues from one international wireless customer accounted for approximately 15% of total revenues, revenues from one domestic wireless customer accounted for 11% of total revenues and revenues from one domestic wireline customer accounted for 11% of total revenues.  For the three months ended March 31, 2003, revenues from one international wireline customer accounted for approximately 44% of total revenues.

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

•                        we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•                        other risks indicated below under the caption “Risk Factors”.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on January 30, 2004. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance.  Those indicators include:

•                  Revenues.  We derive revenues from product and license fees and services relating to our products.  These revenues vary based on such factors as demand for our products, the number and size of transactions within the reporting period and the impact of changes in our sales prices.  In addition to monitoring the amount of our product and license fees revenues, services revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be possible indicators of current and future trends in our business.

•                  Cost of revenues and gross margins.  We strive to control our cost of revenues and thereby maintain or improve our gross margins.  The major items impacting cost of product and license fees are hardware and third-party software, personnel and overhead expenses.  Hardware and third-party software costs will vary significantly from quarter to quarter based on the relative mix of implementations during a reporting period.  Implementations related to new systems and expansion projects involving increased physical network coverage involve a greater use of hardware.  In contrast, expansions of system capacity and software-only application sales require less hardware. Cost of services is driven primarily by personnel expenses.  These costs tend to fluctuate as a result of the relative mix of product support and training activities during a specific period.

•                  Operating expenses.  Operating expenses are substantially driven by personnel and overhead expenses. Other significant operating expenses that we monitor include travel, professional fees and facilities and communication expenses.

•                  Liquidity and cash flows.  The primary source of our liquidity is our cash reserves and short-term investments.  The primary driver of our cash flows is our net income.  From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and stock purchases.

•                  Balance sheet.  We view cash, short-term investments, working capital, inventory, accounts receivable balances and days sales outstanding as important indicators of our financial health.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenues:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Product and license fees	$19.6	$17.5	$2.1	12%
Services	7.6	7.5	0.1	1
Total revenues	$27.2	$25.0	$2.2	9%

Top 10 customers as % of total revenues	73%	69%

Revenues from international markets:
Asia/Pacific	5.2%	8.0%
Europe, Middle East and Africa	54.7	71.2
Other	2.3	1.6
Total	62.2%	80.8%

Product and license fees.  The increase in product and license fees for the three months ended March 31, 2004 compared to March 31, 2003 reflected a 50% increase in the number of Unified Assurance product implementations.  This increase was somewhat mitigated by a lower average value per implementation and a decrease in our sales prices compared to the same prior-year period.  Prices for our most basic GeoProbe system generally decreased by approximately 8% in the three months ended March 31, 2004 compared to the same prior-year period. We experience the greatest pressure on sales prices in highly competitive situations involving prospective customers and we anticipate that we will continue to experience pricing pressure for our products during the remainder of 2004.

Services.  In the three months ended March 31, 2004 compared to the same prior-year period, the increase in services revenues was primarily attributable to a larger installed base of products with customers for which we provide product support services, offset by continued price pressure on prices for product support contracts.  In the three months ended March 31, 2004, approximately 87% of our total revenues were from expansions of existing systems. Going forward, we expect to sell additional applications to or expand the footprint of our products with existing customers, and to add new customers, which should continue to increase our installed base of products and corresponding services revenues;

however, we expect that continued sales pressure on prices may partially offset the effect of this anticipated increase in our installed base.

Concentration of revenues. In the three months ended March 31, 2004, revenues from one international wireline customer accounted for approximately 18% of total revenues, revenues from one international wireless customer accounted for approximately 15% of total revenues, revenues from one domestic wireless customer accounted for approximately 11% of total revenues and revenues from one domestic wireline customer accounted for 11% of total revenues.  For the three months ended March 31, 2003, revenues from one international wireline customer accounted for approximately 44% of total revenues. A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which typically varies from one quarter to the next.  On a quarterly basis, the 10 largest customers for the quarter typically account for approximately 50% to 80% of total revenues.  For the three months ended March 31, 2004, approximately 73% of our revenues were derived from our 10 largest customers for that period.  We expect these trends to continue for the foreseeable future.

International revenues. Variations in the percentage of total revenues derived from international markets primarily occur as a result of the concentration of revenues in a particular period from a small number of customers and the economic conditions in the regions in which we operate. For the remainder of 2004, we expect revenues from international markets to represent the majority of our total revenues.

Cost of Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our cost of revenues and gross margins:

Cost of Revenues ($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Product and license fees	$5.2	$2.9	$2.3	79%
Services	3.2	4.2	(1.0)	(24)
Total cost of revenues	$8.4	$7.1	$1.3	18%

Average headcount	127	121

Gross Margin ($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Product and license fees	$14.4	$14.6	$(0.2)	(1)%
Services	4.4	3.4	1.0	29
Total gross margin	$18.8	$18.0	$0.8	4%

Gross margin as a percentage of revenues:
Gross margin – product and license fees	73.4%	83.4%
Gross margin – services	57.9	44.6
Gross margin – total	69.1	71.8

Product and license fees. Cost of product and license fees consists primarily of hardware, third-party software, personnel and overhead expenses related to the integration, installation and configuration of our products.  In the three months ended March 31, 2004 compared to the three months ended March 31, 2003, hardware costs increased approximately $1.4 million due to a majority of our revenues being derived from increasing the physical network coverage of existing systems for current customers, which inherently involves a greater use of hardware.  In addition, personnel costs increased approximately $0.3 million in the three months ended March 31, 2004 compared to the same prior-year period due to increased headcount and salary adjustments. We expect a slight increase in headcount during the remainder of 2004.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training and warranty activities.  In the three months ended March 31, 2004 compared to the three months ended March 31, 2003, cost of services decreased due to a higher percentage of man-hours being used to perform product-related installations than service-related tasks, such as product support, training and warranty activities.  Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support and training activities during a specific period. We expect these fluctuations to continue into the foreseeable future.

Operating Expenses

Research and Development Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Research and development	$8.1	$7.7	$0.4	5%
Percent of total revenues	29.9%	30.7%
Average headcount	250	247

Research and development expenses consist primarily of personnel, contract labor and facilities expenses incurred by our research and development organization. Our research and development efforts include expenditures relating to new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies.  Research and development expenses increased in absolute dollars primarily due to increased staffing dedicated to research and development activities and increased use of third-party research and development services, which was approximately $0.2 million more in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  As a percentage of total revenues, research and development expenses decreased primarily due to the increase in total revenues.  We expect research and development expenses to remain relatively flat during the remainder of 2004.

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

Sales and Marketing Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Sales and marketing	$4.3	$3.5	$0.8	23%
Percent of total revenues	15.8%	14.0%
Average headcount	71	62

Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses.  The increases in sales and marketing expenses in absolute dollars and as a percentage of total revenues were primarily attributable to increased personnel costs due to increased headcount, salary adjustments and increased commissions which reflect higher bookings in the three months ended March 31, 2004 compared to the same prior-year period.  We expect sales and marketing expenses to increase in the remainder of 2004.

General and Administrative Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our general and administrative expenses:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
General and administrative	$2.3	$2.4	$(0.1)	(4)%
Percent of total revenues	8.3%	9.7%
Average headcount	46	42

General and administrative expenses consist primarily of personnel, facilities and professional expenses of our finance and accounting, legal and executive departments.  The decrease in absolute dollars and as a percentage of total revenues was primarily attributable to decreased professional fees of approximately $0.2 million. In the three months ended March 31, 2003, professional fees were higher than the three months ended March 31, 2004 due to professional fees related to our repurchase of restricted common stock outstanding in January 2003. We expect general and administrative expenses to increase in the remainder of 2004.

Other Income

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our other income:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Investment income	$0.4	$0.4	$—	—
Foreign currency translation loss	(0.2)	—	(0.2)	—
Total other income	$0.2	$0.4	$(0.2)	(50)%

Rate of return on average cash and short-term investments	0.9%	1.0%

Other income consists primarily of interest income earned on our cash and cash equivalents and investment income earned on our investment in U.S. Treasury bills and U.S. government agency discount notes, partially offset by foreign currency translation adjustments and losses on the disposal of assets.  The decrease in other income was primarily attributable to the overall decrease in interest rates received on our investments and foreign translation adjustments. Foreign currency translation gains or losses primarily arise from translation adjustments for our international operations, including the United Kingdom and German sales and support organizations and, to a lesser extent, to the small percentage of our business denominated in non-U.S. currencies.  To date, we have not engaged in hedging activities for our international operations or our non-U.S. dollar business.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Income tax expense	$1.0	$1.5	$(0.5)	(33)%
Effective tax rate	24.1%	32.1%

Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate.  Our effective tax rate during the first quarter differs from the 35% statutory corporate tax rate primarily due to the effect of the extraterritorial income exclusion, research and development tax credits, and adjustments to the balance of our state tax liability and the balance of our deferred tax assets based on information developed in the quarter.  For 2004, we currently anticipate our annual effective tax rate will be approximately 29.5%.

Our financial statements reflect net deferred tax assets of $2.0 million as of March 31, 2004, comprised of deductible temporary differences.  We have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax amounts and projected taxable income, although we cannot assure you that such assets will be realized.  The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax amounts or changes in the actual amounts of future taxable income.

Our anticipated annual effective tax rate of approximately 29.5% for 2004 differs from the 35% statutory corporate tax rate primarily due to the effect of the extraterritorial income exclusion and research and development tax credits. This tax rate currently reflects the impact of research and development tax credits through June 2004 at which time the statute expires.  As such, our effective tax rate could be impacted if the research and development tax credit was extended or reinstated.  Our tax rate could also be impacted by our adjustment of certain tax accounts if the statute of limitations were to expire on open tax years.

Net Income

The following table sets forth, for the periods indicated, a year-over-year comparison of our net income:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Net income	$3.3	$3.3	$—	—
Percent of total revenues	12.0%	13.0%

In terms of absolute dollars and as a percentage of total revenues, net income decreased slightly due to the significant decrease in gross margins, reflecting the higher hardware-based content in our product implementations in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources:

($ in millions)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Operating cash flows	$(2.1)	$9.8	$(11.9)	(121)%
Investing cash flows	(44.9)	(0.9)	(44.0)	*
Financing cash flows	1.3	(34.8)	36.1	*

Capital expenditures	$0.9	$0.9	—	—

	March 31, 2004	December 31, 2003	$	%
Cash and cash equivalents	$72.9	$118.5	$(45.6)	(39)%
Short-term investments	99.3	55.0	44.3	81
Accounts receivable, net	15.1	10.9	4.2	39
Inventories	9.0	7.9	1.1	14
Working capital	171.1	165.5	5.6	3

Days sales outstanding in accounts receivable, including unbilled receivables	51.2	43.0
Inventory turns	3.8	3.4

* These percentages are affected by one-time transactions and are not meaningful to the understanding of our financial condition and results of operations.

Since our inception, we have funded our operations and met our capital expenditure requirements primarily through cash flows from operations and to a lesser extent during our initial years of operations through bank borrowings.  We have consistently invested the proceeds from our initial public offering in temporary investments, including cash, cash equivalents and short-term investments.  The decrease in cash was offset by an increase in short-term investments due to our investment in U.S. Treasury bills and U.S. government agency discount notes with maturities greater than 90 days, but less than one year, which are classified as short-term investments.

Operating cash flows in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 decreased primarily due to changes in trade accounts receivable and deferred revenues.  In the three months ended March 31, 2004, accounts receivable increased due to increased levels of business and the timing of billings for our Unified Assurance product implementations.

Net cash used in investing activities related to purchases of short-term investments and purchases of property and equipment.  In the three months ended March 31, 2004, we used $44.0 million to purchase short-term investments.  In both the three months ended March 31, 2004 and the three months ended March 31, 2003, we used $0.9 million to purchase property and equipment.  We anticipate that cash used to purchase property and equipment will increase on a quarterly basis for the remainder of 2004 from levels experienced in the current quarter.

Net cash provided by financing activities in both the three months ended March 31, 2004 and the three months ended March 31, 2003 resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.  In the three months ended March 31, 2003, we used approximately $35.4 million to repurchase 8,969,984 restricted shares of common stock in a privately-negotiated transaction.

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

At March 31, 2004, we had no long-term debt. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to inventory purchase commitments and operating lease commitments, as disclosed in the table of contractual obligations below.  In addition, it is not our normal policy to issue guarantees to third parties.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and the operating leases for our corporate office facility and our facilities near the cities of London, England; Frankfurt, Germany and Paris, France and in Milan, Italy. The following table summarizes our contractual cash obligations as of March 31, 2004 (in thousands):

	Remainder of 2004	2005	2006	2007	2008	Thereafter
Purchase commitments	$3,209	$—	$—	$—	$—	$—
Capital commitments	419	—	—	—	—	—
Operating leases	4,618	6,294	6,364	6,364	6,364	11,645
Total	$8,246	$6,294	$6,364	$6,364	$6,364	$11,645

During the remainder of 2004, we expect quarterly capital expenditures to increase slightly compared to the level experienced in the first three months of 2004.

Related Party Transactions

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses.  We expensed approximately $0.1 million for these services in both the three months ended March 31, 2004 and the three months ended March 31, 2003.

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

Accounting Policies

In preparing our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, we use certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results.  We consider the following accounting policies as those most important to the portrayal of our financial condition and those that require the most judgment or the greatest use of estimates.  Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Revenue Recognition

General. We derive revenues primarily from product and license fees as well as services, which include training, warranty and product support services. The majority of the contracts for our Unified Assurance products contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from product and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable.  When we have significant obligations subsequent to shipment, such as installation and system integration, revenues are recognized when there are no significant unfulfilled obligations.  Revenues from arrangements that include significant acceptance terms and/or provisions and revenues from arrangements that include significant developmental items are recognized when acceptance has occurred.  Revenues from our Diagnostics products are typically recognized when title and risk of loss pass to the customer, which typically occurs at shipment.  For these products, we typically have no significant obligations subsequent to shipment.  If a significant obligation were to exist, we would defer revenue recognition until such obligation was satisfied.  All shipping costs are included in cost of revenues in our condensed consolidated statements of income.

Multiple-element arrangements. Contracts for our Unified Assurance products typically involve multiple deliverables.  We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element is based on the price for which we would sell the element on a stand-alone basis. We offer our customers product support services, which include the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service period.  Post-contract support included in the initial licensing fee are allocated from the total contract amount based on the fair value of these services determined using VSOE.  Revenues from other services, such as training, are recognized when the services have been completed. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement are delivered.  This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

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

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors.  When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that is determined not to be realizable. As of March 31, 2004 and December 31, 2003, a valuation for deferred tax assets was not deemed necessary.  If the facts underlying our determination or financial results on which our estimates are based were to change in a manner impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.  Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate.  We are currently not aware of any material issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial condition or future results of operations.  However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.  In addition, we review the tax provision on a component basis and reflect changes in estimate in the period in which they are identified.  The tax provision is based on tax statutes in affect as of the date of the balance sheet.

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

Also, purchase decisions regarding certain of our Unified Assurance products and applications may be influenced or made by individuals within organizations with which we have no significant existing relationships, such as customer service, sales and marketing, or information technology departments. We may not be successful in developing the relationships necessary to sell certain of our Unified Assurance products and applications.

In addition to the service quality management features of our Unified Assurance products, communications carriers also require systems to manage the quality of service of the other aspects of their customer-related activities, such as billing, trouble ticket management and inventory control.  As a result, in certain cases a communications carrier may seek the functionality that we offer as a component of a broader service quality management system, addressing all of these quality management needs, rather than through specific offerings from multiple vendors.  In such cases, and as a result of the complexity surrounding the integration of these various functionalities, the opportunity to provide these systems may only be offered to our competitors who have a broader product offering or to system integrators who would develop such functionality internally or purchase it from other vendors.  We cannot assure you that we would be considered by such system integrators to provide our products as part of the overall service quality management system.

Our revenues are highly concentrated among a small number of customers.

A large percentage of our revenues are typically derived from a small number of customers, and we expect this trend to continue. For example, in the three months ended March 31, 2004, approximately 73% of our revenues were derived from our 10 largest customers in the period, with four customers each accounting for more than 10% of total revenues.  On a combined basis, our four 10% customers in this three-month period accounted for approximately 54% of our total revenues.  Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant repeat customers frequently account for a significant portion of our revenues in a given period. If we were to lose one or more of our significant repeat customers, our financial results could be harmed. Additionally, if one or more of these significant repeat customers experiences adverse conditions in its industry or operations, including the impact of any economic downturn or reduction in communications spending, these customers may not be able to meet their ongoing financial obligations to us or purchase additional products.

Changes or delays in the implementation or customer acceptance of our products could harm our financial results.

Revenues for our Unified Assurance products, which account for the majority of our total revenues, are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time due to site-readiness delays, the often comprehensive processes for testing and acceptance required by certain of our customers, insufficient personnel on the part of us or our customers to complete a project, the lengthening of implementation schedules due to the introduction of new features or applications, or other issues. Because a significant portion of our total revenues on a quarterly basis is derived from a small number of customer projects, product installation delays could materially harm our financial results for a particular period. With respect to contracts providing for a significant payment or performance milestone tied to customer acceptance or allowing customer return, termination or similar rights prior to acceptance, we generally do not recognize revenue until acceptance is achieved. For new products, we typically recognize revenue initially upon acceptance. As a result, in cases where the recognition of revenue is tied to customer acceptance, the failure to obtain acceptance or delayed acceptance could harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for a failure to meet contractually agreed upon milestones or deadlines.

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

Competition for all of our products is intense, is expected to continue and in some cases may intensify. We compete principally with a number of U.S. and international hardware and software suppliers that vary in size and in the scope and breadth of the products and services offered. We compete to a lesser extent with systems integrators and with the international development organizations of current and prospective customers. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could result in increased downward pricing pressure, reduced margins and the loss of market share. We continue to experience pressure on sales prices for our most basic GeoProbe system and certain of our Orion applications, especially for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers.

Our business depends on retaining our existing key personnel.

Our business depends to a significant extent upon the continued service and performance of a relatively small number of key senior managers, technical personnel and sales and marketing personnel, few of whom are bound by an agreement to remain in our employ. The loss of any existing key personnel, or the inability to attract, motivate and retain additional key personnel, could harm our business, financial condition and results of operations.

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

•                  establish and maintain interoperability between our products and the third-party products forming other components of our customers’ operation support systems; and

•                  achieve broad market acceptance for our products.

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

We rely upon software that we license from Oracle Corporation, Cognos Incorporated and other third parties, including software that is integrated with our internally-developed software and used in our products to perform key functions. In certain cases, we are unable to obtain long-term pricing commitments for this software. The inability to maintain any software licenses on commercially reasonable terms could result in shipment delays or reductions until equivalent software could be developed or licensed and integrated into our products. Additionally, the presence of defects or errors in the licensed software or allegations that the licensed software infringes on the intellectual property rights of others could result in reductions or delays in shipments, claims against us or damage to our reputation and business, recourse for which might not be available against the related licensors.

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

The communications industry is characterized by the existence of a large number of patents and frequent allegations of patent infringement. In the past, we have received, and may receive in the future, notices from holders of patents that raise issues as to possible infringement by our products. As the number of competitive products increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to allegations of infringement. Questions of infringement and the validity of patents in the field of communications signaling technologies involve highly technical and subjective analyses. Patent holders may initiate legal proceedings in the future against us, and if any proceedings are initiated, we may not be successful in defending ourselves. Any claim or proceeding could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements rather than dispute the merits of any such claim made or proceeding initiated against us. Any such royalty or license agreements may not be available on terms acceptable to us, if at all.

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

Our two largest stockholders own approximately 39% of our common stock, which gives them effective control over the management and affairs of our company and could delay or prevent a change of control.

Two of our founders, Samuel S. Simonian, chairman of our board, and Elie S. Akilian, our president and chief executive officer and a director, collectively beneficially own approximately 39% of the outstanding shares of our common stock. Consequently, if these individuals were to act together, they could effectively control the outcome of all matters submitted for stockholder action, including the election of our board of directors and the approval of significant corporate transactions. They also effectively control the management and affairs of our company, which could have the effect of delaying or preventing a change in control of our company. In addition, as two of the five members of our board of directors, Messrs. Simonian and Akilian have significant influence in directing the actions taken by our board.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. In the periods listed below, the market price of our common stock has ranged as follows:

	High	Low
2004
First Quarter	$17.20	$10.76

2003
Fourth Quarter	$14.60	$11.09
Third Quarter	16.00	9.76
Second Quarter	10.50	5.87
First Quarter	8.25	5.78

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

Item 3.                             Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. In the three months ended March 31, 2004, approximately 4% of total revenues was denominated in currencies other than the U.S. dollar.  In the full-year 2003, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro.  In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.  Currently, we do not engage in hedging activities for our non-U.S. dollar business.

Our international subsidiaries operate in currencies other than the U.S. dollar, which results in foreign currency translation gains and losses; however, the U.S. dollar is the functional currency of all our subsidiaries.  Currently, we do not engage in hedging activities for our international operations.  However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”  Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Currently, our cash is invested in bank deposits and money market funds denominated in U.S. dollars. We account for these investments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These cash equivalents are treated as available-for-sale under SFAS 115.  The carrying value of these cash equivalents approximates fair market value.  We also invest in U.S. Treasury bills, U.S. government agency discount notes and commercial paper.  U.S. Treasury bills, U.S. government agency discount notes and commercial paper with maturities that are less than 90 days are classified as cash equivalents.  U.S Treasury bills, U.S. government agency discount notes and commercial paper with maturities that are more than 90 days but less than one year are classified as short-term investments.  All U.S. Treasury bills, U.S. government agency discount notes and commercial paper are classified as held to maturity and carried at amortized cost.  Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates.  Assuming current levels of cash, if the per annum rate of interest earned on our invested cash were to change by 50 basis points, or 0.5%, our investment income would be impacted by approximately $0.4 million on an annual basis.

Item 4.                             Controls and Procedures

(a)                Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  We carried out an evaluation as of March 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)               Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.                             Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock.  As of March 31, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments.  We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business.  We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

We did not repurchase any shares of our common stock during the three months ended March 31, 2004.

Item 6.                             Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Employment Agreement dated June 27, 1990 between the registrant and Michael J. Reiman.
	31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(b)               Reports on Form 8-K

During the three months ended March 31, 2004 we furnished one Report on Form 8-K.  Information regarding each item reported on is listed below.

Date Filed or Furnished	Item No.	Description
January 27, 2004	Item 12	On January 27, we announced our results of operations for our fiscal quarter and year ended December 31, 2003.*

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
Jeffrey A. Kupp
Vice President and Chief Financial Officer (Principal accounting and financial officer)

Date: April 21, 2004

INET TECHNOLOGIES, INC.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated June 27, 1990 between the registrant and Michael J. Reiman.
31.1	Certification of Elie S. Akilian, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey A. Kupp, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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