Form 10-Q
period 2004-06-30
INET TECHNOLOGIES INC
filed 2004-07-21
CIK 1065351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding at July 20, 2004: 39,290,774

Inet Technologies, Inc.

PART I.                                                   FINANCIAL INFORMATION

Item 1.                                                          Financial Statements

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$53,784	$118,527
Short-term investments	119,594	55,034
Trade accounts receivable, net of allowance for doubtful accounts of $514 at both June 30, 2004 and December 31, 2003	10,167	10,870
Unbilled receivables	459	146
Inventories	9,211	7,924
Deferred income taxes	1,915	1,628
Other current assets	7,237	5,055
Total current assets	202,367	199,184
Property and equipment, net	11,100	11,330
Deferred income taxes	324	217
Other assets	614	613
Total assets	$214,405	$211,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,346	$1,919
Income taxes payable	2,318	2,408
Accrued compensation and benefits	3,782	4,115
Deferred revenues	14,868	21,554
Other accrued liabilities	5,957	3,724
Total current liabilities	29,271	33,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 25,000,000 Issued shares — None	—	—
Common stock, $.001 par value:
Authorized shares — 175,000,000 Issued shares — 47,159,643 at both June 30, 2004 and December 31, 2003	47	47
Additional paid-in capital	78,530	77,866
Unearned compensation	(2,236)	(2,610)
Retained earnings	140,025	134,932
Treasury stock, 7,904,413 common shares at June 30, 2004 and 8,240,060 common shares at December 31, 2003, at cost	(31,232)	(32,611)
Total stockholders’ equity	185,134	177,624
Total liabilities and stockholders’ equity	$214,405	$211,344

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Product and license fees	$20,519	$17,770	$40,166	$35,288
Services	8,171	7,702	15,736	15,226
Total revenues	28,690	25,472	55,902	50,514

Cost of revenues:
Product and license fees	5,567	6,336	10,794	9,238
Services	3,236	3,303	6,424	7,470
Total cost of revenues	8,803	9,639	17,218	16,708

Gross profit	19,887	15,833	38,684	33,806
Operating expenses:
Research and development	7,737	7,257	15,863	14,942
Sales and marketing	4,939	3,608	9,246	7,123
General and administrative	4,565	2,061	6,826	4,480
	17,241	12,926	31,935	26,545
Income from operations	2,646	2,907	6,749	7,261
Other income (expense):
Interest income	416	372	785	798
Other expense	(243)	(125)	(398)	(109)
	173	247	387	689
Income before provision for income taxes	2,819	3,154	7,136	7,950
Provision for income taxes	1,002	883	2,043	2,424
Net income	$1,817	$2,271	$5,093	$5,526

Earnings per common share:
Basic	$0.05	$0.06	$0.13	$0.14
Diluted	$0.05	$0.06	$0.13	$0.14

Weighted-average shares outstanding:
Basic	39,221	38,400	39,170	39,392
Diluted	39,672	38,689	39,739	39,609

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount

Balance at December 31, 2003	47,159,643	$47	$77,866	$(2,610)	$134,932	8,240,060	$(32,611)	$177,624
Repurchase of common stock	—	—	—	—	—	1,458	(15)	(15)
Issuance of common stock under employee stock option and stock purchase plans, including tax benefit of $436	—	—	664	—	—	(337,105)	1,394	2,058
Net income	—	—	—	—	5,093	—	—	5,093
Amortization of restricted stock awards	—	—	—	374	—	—	—	374
Balance at June 30, 2004	47,159,643	$47	$78,530	$(2,236)	$140,025	7,904,413	$(31,232)	$185,134

See accompanying notes to our condensed consolidated financial statements.

INET TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$5,093	$5,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,776	3,577
Amortization of purchase discounts on investments	(484)	—
Stock compensation	374	171
Deferred income taxes	(394)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	703	(3,449)
Increase in unbilled receivables	(313)	(197)
(Increase) decrease in inventories	(1,287)	689
Increase in other assets	(2,183)	(1,297)
Increase in accounts payable	427	1,638
Increase in taxes payable	346	582
Decrease in accrued compensation and benefits	(333)	(1,152)
Increase (decrease) in deferred revenues	(6,686)	4,733
Increase (decrease) in other accrued liabilities	2,233	(895)
Net cash provided by operating activities	272	9,926

Cash flows from investing activities:
Proceeds from sales of short-term investments	55,266	—
Purchases of short-term investments	(119,342)	—
Purchases of property and equipment	(2,546)	(2,254)
Net cash used in investing activities	(66,622)	(2,254)

Cash flows from financing activities:
Repurchase of common stock	(15)	(35,553)
Proceeds from issuance of common stock upon exercise of stock options and purchases under employee stock purchase plan	1,622	1,117
Net cash provided by (used in) financing activities	1,607	(34,436)

Net decrease in cash and cash equivalents	(64,743)	(26,764)
Cash and cash equivalents at beginning of period	118,527	189,076
Cash and cash equivalents at end of period	$53,784	$162,312

Supplemental disclosure:
Income taxes paid	$1,799	$1,582

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

On June 29, 2004, we entered into an Agreement and Plan of Merger with Tektronix, Inc., or Tektronix, that provides for our acquisition by Tektronix.  Consummation of the transaction is subject to various conditions, including our approval by stockholders and standard regulatory approvals.  At the time the merger becomes effective, each share of our common stock will be converted into the right to receive $6.25 in cash and a fractional share of Tektronix common stock.  The fractional share of Tektronix common stock to be received in the merger will be determined by an exchange ratio calculated by reference to the average of the closing sale price per share of Tektronix common stock on the New York Stock Exchange for the five consecutive trading days ending on the trading day immediately before the closing date of the merger, referred to as the “Tektronix average price.”  If the Tektronix average price is greater than or equal to $34.83, then the exchange ratio will be the number obtained by dividing $6.25 by $34.83, or 0.179.  If the Tektronix average price is equal to or less than $28.50, then the exchange ratio will be the number obtained by dividing $6.25 by $28.50, or 0.219.  If the Tektronix average price is greater than the $28.50 and less than $34.83, the exchange ratio will be calculated by dividing $6.25 by the Tektronix average price. Investment banking, legal and accounting fees associated with the transaction and incurred as of June 30, 2004 of approximately $2.2 million are included in our results of operations for the three and six months ended June 30, 2004.  We expect to incur additional expenses related to this transaction totaling between $5.5 million and $6.5 million, which include banking, legal and accounting fees, certain fees related to the filing, printing and mailing of the proxy statement/prospectus and settlement fees related to the termination of an employment arrangement for a senior manager who was scheduled to commence employment with us subsequent to the announcement of our acquisition by Tektronix.

Consolidation

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Statements

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included.  These financial statements should be read in conjunction with the audited financial statements and related notes for the three years ended December 31, 2003 included in our Form 10-K filed with the Securities and Exchange Commission, or SEC, on January 30, 2004.  Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.

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

At June 30, 2004, our short-term investments were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$95,509	$1	$61	$95,449
U.S. government agency discount notes	24,085	—	10	24,075
Total short-term investments	$119,594	$1	$71	$119,524

At December 31, 2003, our short-term investments were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$55,034	—	—	$55,034

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

Inventories

Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.  At June 30, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$3,177	$3,498
Work-in-process	268	219
Finished goods	5,766	4,207
	$9,211	$7,924

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods.  On a quarterly basis, we evaluate the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory.  This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating inventory components.  Based on current backlog, expected orders and other expected demand, we forecast the usage of current stock.  We record reserves for obsolete and slow-moving parts of up to 100% for excess parts with insufficient demand or obsolete parts.  Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

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

In the preparation of our provision for income taxes, there may be many transactions and calculations where the ultimate tax outcome is uncertain.  The calculation of tax liabilities and the determination of whether deferred tax assets will be realized in full or in part involves dealing with uncertainties in the application of complex and potentially changing tax laws.  Therefore, we must estimate several factors.  For example, when it is more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of June 30, 2004 and December 31, 2003, a valuation for deferred tax assets was not deemed necessary.  If the facts underlying our determination or our financial results were to change in a manner impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.  Additionally, because our income tax returns are subject to review and examination in the various jurisdictions in which we operate, the Company recognizes potential liabilities for anticipated tax issues and adjusts those potential liabilities based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due.  We are currently not aware of any material issues that have been raised by taxing jurisdictions, and management believes that all income tax issues that may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial condition or results of operations.  However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.

Our annual effective tax rate is currently expected to be 36.3% for the year ending December 31, 2004.  This tax rate differs from the 35% statutory corporate tax rate primarily due to non-deductible costs related to our proposed acquisition by Tektronix, partially offset by the benefits expected to be realized from the extraterritorial income exclusion and research and development tax credits, as well as our adjustment of certain tax accounts due to the expiration of the statute of limitations on open tax years.  This tax rate currently reflects the impact of research and development tax credits through June 2004, at which time the statute expired.  As such, our effective tax rate could be positively impacted if the research and development tax credit is reinstated.

During the three months ended June 30, 2004, our effective tax rate of 35.5% was significantly impacted by non-deductible costs related to our proposed acquisition by Tektronix, partially offset by our adjustment of certain tax accounts due to the expiration of the statute of limitations on open tax years.  These items increased our effective tax rate by 4.7 percentage points for three months ended June 30, 2004.

Stock Options

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee and non-employee director stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  At June 30, 2004, we had three stock-based compensation plans covering employees and directors.  We account for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation.  Through June 30, 2004, there have been no grants to non-employees other than grants to our non-employee directors under our automatic option grant program.  As of June 30, 2004, unearned stock compensation related to restricted stock grants was approximately $2.2 million.  As of December 31, 2003, unearned stock compensation related to restricted stock grants was approximately $2.6 million.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines in accounting for employee stock options and employee stock purchase rights, we are required to disclose pro forma net income and net income per share as if we had adopted SFAS 123 in accounting for employee stock options and restricted stock issuances and employee stock purchase rights.  The pro forma impact of applying SFAS 123 in the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003 will not necessarily be representative of the pro forma impact in future periods.  Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income, as reported	$1,817	$2,271	$5,093	$5,526
Stock compensation expense recorded under the intrinsic value method, net of income taxes	121	21	267	118
Pro forma stock compensation income (expense) computed under the fair value method, net of income taxes	(1,762)	1,468	(3,748)	(1,128)
Pro forma net income	$176	$3,760	$1,612	$4,516

Basic earnings per common share, as reported	$0.05	$0.06	$0.13	$0.14
Diluted earnings per common share, as reported	$0.05	$0.06	$0.13	$0.14

Pro forma basic earnings per common share	$0.00	$0.10	$0.04	$0.12
Pro forma diluted earnings per common share	$0.00	$0.10	$0.04	$0.12

Inputs used for the fair value method for our employee stock options are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Volatility	0.88	0.95	0.89	0.95
Weighted-average expected lives	2.74	3.01	2.90	3.18
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	2.78%	1.55%	2.27%	1.69%
Weighted-average fair value of options granted	$5.76	$5.27	$6.66	$4.98

Inputs used for the fair value method for our employee stock purchase rights are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Volatility	0.89	0.97	0.91	0.98
Weighted-average expected lives	0.50	0.50	0.50	0.50
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	1.04%	1.15%	1.15%	1.32%
Weighted-average fair value of employee stock purchase rights	$5.95	$3.35	$5.17	$2.52

Note 2 - Related Party Transactions

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses.  We expensed approximately $0.1 million for these services in both the three months ended June 30, 2004 and the three months ended June 30, 2003. We expensed approximately $0.2 million for these services in both the six months ended June 30, 2004 and the six months ended June 30, 2003.

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

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Numerator:
Net income for basic and diluted earnings per share	$1,817	$2,271	$5,093	$5,526
Denominator:
Denominator for basic earnings per share — weighted-average shares	39,221	38,400	39,170	39,392
Dilutive securities: Employee stock options and purchase rights	451	289	569	217
Denominator for diluted earnings per share — adjusted weighted-average shares	39,672	38,689	39,739	39,609

Basic earnings per common share	$0.05	$0.06	$0.13	$0.14

Diluted earnings per common share	$0.05	$0.06	$0.13	$0.14

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

United States	37.0%	27.7%	37.4%	23.5%
Export:
Asia/Pacific	13.6	8.8	9.5	8.4
Europe, Middle East and Africa	48.1	60.7	51.3	65.9
Other	1.3	2.8	1.8	2.2
Total export	63.0	72.3	62.6	76.5
	100.0%	100.0%	100.0%	100.0%

In the three months ended June 30, 2004, revenues from one domestic wireline customer accounted for approximately 13% of total revenues.  In the three months ended June 30, 2003, revenues from one international wireless customer accounted for approximately 19% of total revenues. In the six months ended June 30, 2004, revenues from one domestic wireline customer accounted for approximately 12% of total revenues, revenues from one international wireless customer accounted for approximately 12% of total revenues and revenues from one international wireline customer accounted for 11% of total revenues. In the six months ended June 30, 2003, revenues from one international wireline customer accounted for approximately 24% of total revenues and revenues from one international wireless customer accounted for approximately 11% of total revenues.

We have no significant long-lived assets deployed outside of the United States.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Forward-looking statements are made regarding our business and operations without consideration of our potential acquisition by Tektronix.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•                         our business and stock price could be adversely affected if the merger with Tektronix is not completed;

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

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenues:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Product and license fees	$20.5	$17.8	$2.7	15%	$40.2	$35.3	$4.9	14%
Services	8.2	7.7	0.5	6	15.7	15.2	0.5	3
Total revenues	$28.7	$25.5	$3.2	13%	$55.9	$50.5	$5.4	11%

Top 10 customers as % of total revenues	58.7%	60.3%			60.0%	60.5%

Revenues from international markets:
Asia/Pacific	13.6%	8.8%			9.5%	8.4%
Europe, Middle East and Africa	48.1	60.7			51.3	65.9
Other	1.3	2.8			1.8	2.2
Total	63.0%	72.3%			62.6%	76.5%

Product and license fees.  The increase in product and license fees in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 reflected an increase in the number of Unified Assurance product implementations during the period of approximately 40%.  The increase was somewhat mitigated by a lower average value per implementation and a decrease in our sales prices compared to the same prior-year period.  Prices for our most basic GeoProbe system generally decreased by approximately 8% compared to the same prior-year period.  We experience the greatest pressure on sales prices in highly competitive situations involving prospective customers and we anticipate that we will continue to experience pricing pressure for our products during the remainder of 2004.  The increase in product and license fees in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 also reflected an increase in revenues from our Diagnostics products of approximately 50%.

The increase in product and license fees in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 reflected an increase in the number of Unified Assurance product implementations during the period of approximately 55%.  The increase was somewhat mitigated by a lower average value per implementation and a decrease in our sales prices compared to the same prior-year period.  Prices for our most basic GeoProbe system generally decreased by approximately 8% compared to the same prior-year period.  The increase in product and license fees in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 also reflected an increase in revenues from our Diagnostics products of approximately 30%.

Services.  In the three and six months ended June 30, 2004 compared to the same prior-year periods, the increase in services revenues was primarily attributable to a larger installed base of products with customers for which we provide product support services, offset by continued pressure on prices for renewals of product support contracts.  In the three months ended June 30, 2004, all of our Unified Assurance product implementations were from expansions with existing customers. In the six months ended June 30, 2004, approximately 93% of our Unified Assurance product implementations were from expansions with existing customers. Going forward, we expect to sell additional applications to, or expand the footprint of our products with, existing customers and to add new customers, both of which should continue to increase our installed base of products and corresponding services revenues. We expect that continued sales pressure on prices may partially offset the anticipated increase in services revenues from expansion of our installed base.

Concentration of revenues. In the three months ended June 30, 2004, revenues from one domestic wireline customer accounted for approximately 13% of total revenues.  In the three months ended June 30, 2003, revenues from one international wireless customer accounted for approximately 19% of total revenues. In the six months ended June 30, 2004, revenues from one domestic wireline customer accounted for approximately 12% of total revenues, revenues from one international wireless customer accounted for approximately 12% of total revenues and revenues from one international wireline customer accounted for 11% of total revenues. In the six months ended June 30, 2003, revenues from one international wireline customer accounted for approximately 24% of total revenues and revenues from one international wireless customer accounted for approximately 11% of total revenues.  A large percentage of our revenues are typically derived from a small number of customers, the specific make up of which typically varies from one quarter to the next.  On a quarterly basis, the 10 largest customers for the quarter typically account for approximately 50% to 80% of total revenues.  For the three months ended June 30, 2004, approximately 59% of our revenues were derived from our 10 largest customers for that period.  We expect these trends to continue for the foreseeable future.

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

Cost of Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our cost of revenues and gross margins:

Cost of Revenues	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Product and license fees	$5.6	$6.3	$(0.7)	(11)%	$10.8	$9.2	$1.6	17%
Services	3.2	3.3	(0.1)	(3)	6.4	7.5	(1.1)	(15)
Total cost of revenues	$8.8	$9.6	$(0.8)	(8)%	$17.2	$16.7	$0.5	3%

Average headcount	125	122			126	121

Gross Margin	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Product and license fees	$15.0	$11.5	$3.5	30%	$29.4	$26.1	$3.3	13%
Services	4.9	4.4	0.5	11	9.3	7.7	1.6	21
Total gross margin	$19.9	$15.9	$4.0	25%	$38.7	$33.8	$4.9	14%

Gross margin as a percentage of revenues:
Gross margin – product and license fees	72.9%	64.3%			73.1%	73.8%
Gross margin – services	60.4%	57.1%			59.2%	50.9%
Gross margin – total	69.3%	62.2%			69.2%	71.8%

Product and license fees. Cost of product and license fees consists primarily of hardware, third-party software, personnel and overhead expenses related to the integration, installation and configuration of our products.  In the three months ended June 30, 2004 compared to the three months ended June 30, 2003, hardware costs decreased approximately $0.8 million due to a higher percentage of our Unified Assurance product implementations being derived from expansions of existing systems or from the sales of software applications than from new system implementations, which typically have a higher hardware component. In the six months ended June 30, 2004 compared to the six months ended June 30, 2003, hardware costs increased $0.6 million.  In the first three months of fiscal year 2004, hardware costs increased approximately $1.4 million due to a majority of our revenues being derived from increasing the physical network coverage of existing systems for current customers, which inherently involves a greater use of hardware.  In addition, personnel costs increased approximately $0.3 million in the three months ended June 30, 2004 and $0.6 million in the six months ended June 30, 2004 compared to the same prior-year periods due to increased headcount and salary adjustments. We expect a slight increase in headcount during the remainder of 2004.

Services. Cost of services consists of expenses, primarily personnel costs, related to our product support, training and warranty activities.  In the three months ended June 30, 2004 compared to the three months ended June 30, 2003, cost of services were relatively flat.  In the six months ended June 30, 2004 compared to the six months ended June 30, 2003, cost of services decreased due to a higher percentage of man-hours being used to perform product-related installations than service-related tasks, such as product support, training and warranty activities.  Historically, cost of services as a percentage of services revenues has fluctuated as a result of the relative mix of product support and training activities during a specific period. We expect these fluctuations to continue into the foreseeable future.

Operating Expenses

Research and Development Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our research and development expenses:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Research and development	$7.7	$7.3	$0.4	5%	$15.9	$14.9	$1.0	7%
Percent of total revenues	27.0%	28.5%			28.4%	29.6%
Average headcount	251	244			249	245

Research and development expenses consist primarily of personnel, contract labor and facilities expenses incurred by our research and development organization. Our research and development efforts include expenditures relating to new products and applications, and new features or enhancements for existing products, primarily in the areas of next-generation wireless and packet-based technologies.  In the three months ended June 30, 2004 compared to the three months ended June 30, 2003, research and development expenses increased in absolute dollars primarily due to increased staffing dedicated to research and development activities.   In the six months ended June 30, 2004 compared to the six months ended June 30, 2003, the increase in absolute dollars was primarily due to increased staffing dedicated to research and development activities and increased use of third-party research and development services, which was approximately $0.2 million more than in the same prior-year period.  As a percentage of total revenues, research and development expenses decreased primarily due to the increase in total revenues.  We expect research and development expenses to increase slightly during the remainder of 2004 as compared to levels experienced in the first six months of 2004.

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

Sales and Marketing Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our sales and marketing expenses:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Sales and marketing	$4.9	$3.6	$1.3	36%	$9.2	$7.1	$2.1	30%
Percent of total revenues	17.2%	14.2%			16.5%	14.1%
Average headcount	78	66			75	65

Sales and marketing expenses consist primarily of expenses associated with personnel, including commissions from direct sales, travel, facilities and marketing, such as trade show and advertising expenses.  In both the three months ended June 30, 2004 and the six months ended June 30, 2004 compared to the same prior-year periods, the increases in sales and marketing expenses in absolute dollars and as a percentage of total revenues were primarily attributable to increased personnel costs due to increased headcount, salary adjustments and increased commissions, which reflect higher bookings in the three and six months ended June 30, 2004 compared to the same prior-year periods.  In addition, travel expenses increased $0.2 million in the three months ended June 30, 2004 compared to the same prior-year period and $0.3 million in the six months ended June 30, 2004 compared to the same prior-year period.

General and Administrative Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our general and administrative expenses:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
General and administrative	$4.6	$2.1	$2.5	119%	$6.8	$4.5	$2.3	51%
Percent of total revenues	15.9%	8.1%			12.2%	8.9%
Average headcount	47	45			46	43

General and administrative expenses consist primarily of personnel, facilities and professional expenses of our finance and accounting, legal and executive departments.  The increase in absolute dollars and as a percentage of total revenues in both the three and six months ended June 30, 2004 compared to the same prior-year periods was primarily attributable to our expensing approximately $2.2 million for legal and investment banking fees associated with the activities surrounding the June 29, 2004 execution of a definitive merger agreement with Tektronix that provides for our acquisition by Tektronix.

Other Income

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our other income:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Investment income	$0.4	$0.4	$—	N/A	$0.8	$0.8	$—	N/A
Foreign currency translation loss	(0.2)	(0.1)	(0.1)	(100)%	(0.4)	(0.1)	(0.3)	(300)%
Total other income	$0.2	$0.3	$(0.1)	(33)%	$0.4	$0.7	$(0.3)	(43)%

Rate of return on average cash and short-term investments	1.0%	0.9%			0.9%	1.0%

Other income consists primarily of interest income earned on our cash and cash equivalents and investment income earned on our investment in U.S. Treasury bills and U.S. government agency discount notes, partially offset by foreign currency translation adjustments and losses on the disposal of assets.  In both the three and six months ended June 30, 2004 compared to the same prior-year period, the decrease in other income was primarily attributable to foreign translation adjustments. Foreign currency translation gains or losses primarily arise from translation adjustments for our international operations, including the United Kingdom and German sales and support organizations and, to a lesser extent, to the small percentage of our business denominated in non-U.S. currencies.  To date, we have not engaged in hedging activities for our international operations or our non-U.S. dollar business.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Income tax expense	$1.0	$0.9	$0.1	11%	$2.0	$2.4	$(0.4)	(17)%
Effective tax rate	35.5%	28.0%			28.6%	30.5%

Federal income taxes for the periods presented have been calculated on the basis of an estimated annual rate.  Our effective tax rate during the three and six months ended June 30, 2004 differs from the 35% statutory corporate tax rate primarily due to the benefits expected to be realized from the extraterritorial income exclusion and research and development tax credits, as well as our adjustment of certain tax accounts due to the expiration of the statute of limitations on open tax years, offset by non-deductible costs related to our proposed acquisition by Tektronix.  For 2004, we currently anticipate our annual effective tax rate will be 36.3%.

Our financial statements reflect net deferred tax assets of $2.2 million as of June 30, 2004, comprised of deductible temporary differences. We have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax amounts and projected taxable income, although we cannot assure you that such assets will be realized.  The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax amounts or changes in the actual amounts of future taxable income.

Our anticipated annual effective tax rate of 36.3% for 2004 differs from the 35% statutory corporate tax rate primarily due to non-deductible costs related to our proposed acquisition by Tektronix, partially offset by the benefits expected to be realized from the extraterritorial income exclusion and research and development tax credits, as well as our adjustment of certain tax accounts due to the expiration of the statute of limitations on open tax years. This tax rate currently reflects the impact of research and development tax credits through June 2004, at which time the statute expired.  As such, our effective tax rate could be positively impacted if the research and development tax credit is reinstated.

Net Income

The following table sets forth, for the periods indicated, a year-over-year comparison of our net income:

	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%	2004	2003	$	%
Net income	$1.8	$2.3	$(0.5)	(22)%	$5.1	$5.5	$(0.4)	(7)%
Percent of total revenues	6.3%	8.9%			9.6%	9.1%

In terms of absolute dollars and as a percentage of total revenues, net income decreased due to our expensing approximately $2.2 million for legal and investment banking fees associated with the activities surrounding the June 29, 2004 execution of a definitive merger agreement with Tektronix that provides for our acquisition by Tektronix.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources:

	Six months ended June 30,		Variance 2004 vs. 2003
($ in millions)	2004	2003	$	%
Operating cash flows	$0.3	$9.9	$(9.6)	(97)%
Investing cash flows	(66.6)	(2.2)	(64.4)	*
Financing cash flows	1.6	(34.4)	36.0	**

Capital expenditures	$2.5	$2.3	$0.2	9%

	June 30, 2004	December 31, 2003	$	%
Cash and cash equivalents	$53.8	$118.5	$(64.7)	(55)%
Short-term investments	119.6	55.0	64.6	117
Accounts receivable, net	10.2	10.9	(0.7)	(6)
Inventories	9.2	7.9	1.3	16
Working capital	173.1	165.5	7.6	5

Days sales outstanding in accounts receivable, including unbilled receivables	33.7	37.2
Inventory turns	3.8	4.5

*            The year over year change reflects our investment in short-term investments and as a result, this percentage is not meaningful to the understanding of our financial condition and results of operations.

**     This percentage is affected by one-time transactions and is not meaningful to the understanding of our financial condition and results of operations.

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

Operating cash flows in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 decreased primarily due to decreased net income and changes in deferred income taxes and deferred revenues.  In the six months ended June 30, 2004, net income decreased primarily due to our expensing approximately $2.2 million for legal and investment banking fees associated with the activities surrounding the June 29, 2004 execution of a definitive merger agreement with Tektronix that provides for our acquisition by Tektronix.  Deferred income taxes were impacted by our adjustment of certain tax accounts due to the expiration of the statute of limitations on open tax years.  The decrease in deferred revenue was attributable to the relative mix of Unified Assurance orders currently in process and the related billing milestones.

Net cash used in investing activities related to purchases of short-term investments and purchases of property and equipment.  In the six months ended June 30, 2004, we used $119.3 million to purchase short-term investments.  In the six months ended June 30, 2004, we used $2.5 million to purchase property and equipment compared to $2.3 million in the six months ended June 30, 2003.  We anticipate that cash used to purchase property and equipment will remain flat on a quarterly basis for the remainder of 2004 from levels experienced in the current quarter.

Net cash provided by financing activities in both the six months ended June 30, 2004 and the six months ended June 30, 2003 resulted from proceeds from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plan.  In the six months ended June 30, 2003, we used approximately $35.4 million to repurchase 8,969,984 restricted shares of common stock in a privately-negotiated transaction.

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

At June 30, 2004, we had no long-term debt. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Beyond that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of other businesses, products or technologies or material investments in joint ventures could require us to obtain additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all.

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

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and the operating leases for our corporate office facility and our facilities in Milan, Italy and near the cities of London, England; Frankfurt, Germany and Paris, France. The following table summarizes our contractual cash obligations as of June 30, 2004 (in thousands):

	Remainder of 2004	2005	2006	2007	2008	Thereafter
Purchase commitments	$6,618	$937	$—	$—	$—	$—
Capital commitments	268	—	—	—	—	—
Operating leases	3,074	6,287	6,358	6,358	6,358	11,614
Total	$9,960	$7,224	$6,358	$6,358	$6,358	$11,614

During the remainder of 2004, we expect quarterly capital expenditures to remain relatively flat compared to the level experienced in the current quarter.

Related Party Transactions

Epygi Technologies, Ltd., an entity controlled by Samuel S. Simonian, one of our founders and chairman of our board, currently performs development services for us pursuant to a consulting agreement for which it is paid a monthly fee per full-time programmer plus reimbursement of reasonable business expenses.  We expensed approximately $0.1 million for these services in both the three months ended June 30, 2004 and the three months ended June 30, 2003. We expensed approximately $0.2 million for these services in both the six months ended June 30, 2004 and the six months ended June 30, 2003.

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

Income Taxes

In the preparation of our provision for income taxes and determination of whether deferred tax assets will be realized in full or in part, we must estimate several factors.  When it is more likely than not that all or some portion of the deferred tax asset will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that is determined not to be realizable. As of June 30, 2004 and December 31, 2003, a valuation for deferred tax assets was not deemed necessary.  If the facts underlying our determination or financial results on which our estimates are based were to change in a manner impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.  Additionally, our income tax returns are subject to review and examination in the various jurisdictions in which we operate.  We are currently not aware of any material issues that have been raised by taxing jurisdictions, and management believes that all income tax issues which may be raised as a result of such reviews and examinations in the future will be resolved with no material impact on our financial condition or future results of operations.  However, in the event there was an assessment by any of these jurisdictions, it could impact our tax provision.  In addition, we review the tax provision on a component basis and reflect changes in estimates in the period in which they are identified.  The tax provision is based on tax statutes in effect as of the date of the balance sheet.

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

Our business and stock price may be adversely affected if the proposed acquisition by Tektronix is not completed.

On June 29, 2004, we entered into an Agreement and Plan of Merger with Tektronix that provides for our acquisition.  The announcement of this transaction and the activities that we are undertaking now or may undertake in the future in anticipation of the closing of the transaction subject us to a number of risks which, if the transaction were not completed, could adversely affect our business and stock price.  These activities have resulted in significant diversion of management and other employees’ attention from Inet’s day-to-day business and a similar disruption to its employees in general, and there is the potential of employee turnover driven by the uncertainties from the impact of the merger.  Our relationships with our customers could be harmed as a result of uncertainties relating to the anticipated merger and result in potential delays in purchases from customers as they assess the potential combination.  This would detract from our ability to grow revenues, which, in turn might lead to a loss of market position that we could be unable to regain if the merger does not occur.  Additionally, were the transaction not completed, we would not realize the benefits we expect by being part of a combined company with Tektronix.  Our stock price could decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed or as a result of the other factors described above.

In connection with the proposed merger, Inet and Tektronix have filed with the Securities and Exchange Commission a Registration Statement on Form S-4, which contains a proxy statement/prospectus.  WE URGE INET STOCKHOLDERS AND INVESTORS TO READ THE PROXY STATEMENT/PROSPECTUS BECAUSE IT CONTAINS IMPORTANT INFORMATION ABOUT INET, TEKTRONIX AND THE PROPOSED MERGER, RISKS RELATING TO THE MERGER AND THE COMBINED COMPANY, AND RELATED MATTERS.  The proxy statement/prospectus, including the annexes attached to, and the reports incorporated by reference in, the proxy statement/prospectus, and any other reports and documents filed by Inet or Tektronix with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov.

Our quarterly financial results fluctuate and are difficult to predict.

Our quarterly financial results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future based on a number of factors, many of which are outside of our control. As a result, you should not rely on our results of operations during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. The factors that could affect our quarterly financial results include:

•                      the timing or occurrence of the consummation of our announced acquisition by Tektronix;

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

We have derived substantially all of our revenues from sales of products and related services to the communications industry. Since early 2001, we and a number of other companies have been impacted by reduced spending by communications carriers and equipment manufacturers, and, although spending levels for future periods are difficult to predict, it is generally perceived that conditions are improving.  Our business, financial condition and results of operations could be materially harmed in the event that economic or business conditions in our industry do not continue to improve. We could also be impacted in the event that there are consolidations of our current customers, which could result in the displacement of our products by a competitor’s products preferred by the other party to the consolidation, or bankruptcies of our current or prospective customers, which could result in reduced revenues or significant write-offs of uncollectible accounts receivable. Additionally, decreases in spending often cause delays in sales and installations and could cause cancellations of current or planned projects, any of which could harm our financial results in a particular period.

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

In addition to the service quality management features of our Unified Assurance products, communications carriers also require systems to manage the quality of service of the other aspects of their customer-related activities, such as billing, trouble ticket management and inventory control.  As a result, in certain cases a communications carrier may seek the functionality that we offer as a component of a broader service quality management system, addressing all of these quality management needs, rather than through specific offerings from multiple vendors.  In such cases, and as a result of the complexity surrounding the integration of these various functionalities, the opportunity to provide these systems may only be offered to our competitors who have a broader product offering or to system integrators who would develop such functionality internally or purchase it from other vendors.  We cannot assure you that we would be considered by these system integrators to provide our products as part of the overall service quality management system.

Our revenues are highly concentrated among a small number of customers.

A large percentage of our revenues are typically derived from a small number of customers, and we expect this trend to continue. For example, in the three months ended June 30, 2004, approximately 59% of our revenues were derived from our 10 largest customers in the period, with one customer accounting for more than 13% of total revenues.  In the six months ended June 30, 2004, approximately 60% of our revenues were derived from our 10 largest customers in the period, with three customers each accounting for more than 10% of total revenues.  On a combined basis, our three 10% customers in this six-month period accounted for approximately 35% of our total revenues.  Although the customer make-up of our largest projects varies from quarter to quarter, a small number of significant repeat customers frequently account for a significant portion of our revenues in a given period. If we were to lose one or more of our significant repeat customers, our financial results could be harmed. Additionally, if one or more of these significant repeat customers experiences adverse conditions in its industry or operations, including the impact of any economic downturn or reduction in communications spending, these customers may not be able to meet their ongoing financial obligations to us or purchase additional products.

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

Competition for all of our products is intense, is expected to continue and in some cases may intensify. We compete principally with a number of U.S. and international hardware and software suppliers that vary in size and in the scope and breadth of the products and services offered. We compete to a lesser extent with systems integrators and with the internal development organizations of current and prospective customers. Certain of our competitors have, in relation to us, longer operating histories, larger installed customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Additionally, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could result in increased downward pricing pressure, reduced margins and the loss of market share. We continue to experience pressure on sales prices for our most basic GeoProbe system and certain of our Orion applications, especially for those applications for which there is a competitive offering, or in highly competitive situations involving prospective customers.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. In the periods listed below, the market price of our common stock has ranged as follows:

	High	Low
2004
Second Quarter	$12.61	$8.44
First Quarter	17.20	10.76

2003
Fourth Quarter	$14.60	$11.09
Third Quarter	16.00	9.76
Second Quarter	10.50	5.87
First Quarter	8.25	5.78

Our stock price may be significantly affected by factors such as:

•                      the failure to consummate our proposed acquisition by Tektronix;

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. In the six months ended June 30, 2004, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar.  In the full-year 2003, approximately 3% of total revenues was denominated in currencies other than the U.S. dollar, principally the Euro.  In future periods, we believe a greater portion of total revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.  Currently, we do not engage in hedging activities for our non-U.S. dollar business.

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

Item 4.           Controls and Procedures

(a)               Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  We carried out an evaluation as of June 30, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)              Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                    OTHER INFORMATION

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Securities and Exchange Commission on May 26, 1999 declared effective our registration statement on Form S-1 (File No. 333-59753) relating to the initial public offering of our common stock.  As of June 30, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments.  We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business.  We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

During the three months ended June 30, 2004, we repurchased 1,458 shares of our common stock in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares.  The following table sets forth certain specifics of the repurchase:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	N/A	N/A
May 1 to May 31	1,458	$10.42	N/A	N/A
June 1 to June 30	—	—	N/A	N/A
Total	1,458	$10.42	N/A	N/A

Item 4.           Submission of Matters to a Vote of Security Holders

At our 2004 Annual Meeting of Stockholders held on May 11, 2004, our stockholders voted on and approved the following matters:

1.  The election of two Class I directors to serve until our 2007 Annual Meeting of Stockholders, or until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld

James R. Adams	34,832,279	678,425
M. Samuel Self	34,890,179	620,525

2.  Ratification of the amendment to our 1998 Employee Stock Purchase Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

29,345,010	1,977,902	68,340

3.  Ratification of the selection of Ernst & Young LLP as our independent auditors for 2004.

Number of Votes For	Number of Votes Against	Number of Votes Abstained

34,976,479	532,116	2,109

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

2.1

Agreement and Plan of Merger, dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Inet Merger Corp. and Inet Acquisition Co. LLC (previously filed as an exhibit to the registrant’s Form 8-K filed on June 30, 2004 and incorporated herein by reference).

10.1

Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.2

First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.3

Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.4

Third Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-117469) and incorporated herein by reference).

10.5

Inet Technologies, Inc. 1998 Employee Stock Purchase Plan, as amended and restated effective August 1, 2004 (previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-117469) and incorporated herein by reference).

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

(b)              Reports on Form 8-K

During the three months ended June 30, 2004 we filed or furnished two Reports on Form 8-K.  Information regarding each item reported on is listed below.

Date Filed or Furnished	Item No.	Description
April 20, 2004	Item 12	On April 20, we announced our results of operations for the three months ended March 31, 2004.*
June 30, 2004	Items 5 and 7	On June 29, we announced our Agreement and Plan of Merger with Tektronix, Inc., which provides for our acquisition by Tektronix, Inc.

* This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INET TECHNOLOGIES, INC.

	By:	/s/ Jeffrey A. Kupp
Jeffrey A. Kupp
Vice President and Chief Financial Officer (Principal accounting and financial officer)

Date: July 21, 2004

INET TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Inet Merger Corp. and Inet Acquisition Co. LLC (previously filed as an exhibit to the registrant’s Form 8-K filed on June 30, 2004 and incorporated herein by reference).

10.1

Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.2

First Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.3

Second Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.4

Third Amendment to the Inet Technologies, Inc. 1998 Employee Stock Purchase Plan (previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-117469) and incorporated herein by reference).

10.5

Inet Technologies, Inc. 1998 Employee Stock Purchase Plan, as amended and restated effective August 1, 2004 (previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-117469) and incorporated herein by reference).

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